Form 10-Q
period 2017-03-31
Adveco Group Inc.
filed 2017-05-08
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216143

Adveco Group Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

5130

(Primary Standard Industrial Classification Code Number)

98-1326996

(IRS Employer Identification No.)

Nurpeisova Str., 10 Apt. 4

Almaty, Kazakhstan 050061

Tel: +996-708464141

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 8, 2017
Common Stock, $0.001	5,000,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ADVECO GROUP INC. BALANCE SHEETS
	MARCH 31, 2017 (UNAUDITED)	DECEMBER 31, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$ 2,520	$ 749
Prepaid expenses	-	1,000
Total Current Assets	2,520	1,749

Capital assets
Equipment	24,000	-
	24,000	-
Other Assets
Computer	1,200	-
	1,200
Total Assets	$ 27,720	$ 1,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,767	$ 1,767
Accounts payable	12,000	-
Total current liabilities	25,767	1,767
Total Liabilities	25,767	1,767

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
5,000,000 shares issued and outstanding	5,000	5,000
Additional paid-in-capital	-	-
Deficit	(3,047)	(5,018)
Total Stockholders’ Equity (Deficit)	1,953	(18)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 27,720	$ 1,749

The accompanying notes are an integral part of these financial statements.

3 | Page

ADVECO GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
Three months ended March 31, 2017
Revenue	$ 10,000

Operating expenses
Cost of service sold	7,000
General and administrative expenses	1,029
Net income from operations	1,971
Income before taxes	1,971

Provision for taxes	-

Net income	$ 1,971

Loss per common share: Basic and Diluted	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,000,000

The accompanying notes are an integral part of these financial statements.

4 | Page

ADVECO GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
Three months ended March 31, 2017
Operating Activities
Net income	$ 1,971
Prepaid expenses	1,000
Accounts payable	12,000
Net cash provided by operating activities	14,971

Investing Activities
Purchase of Equipment	$ (24,000)
Purchase of Computer	(1,200)
Net cash used in investing activities	(25,200)

Financing Activities
Proceeds from sale of common stock	-
Proceeds from loan from shareholder	12,000
Net cash provided by financing activities	12,000

Net increase in cash and equivalents	1,771
Cash and equivalents at beginning of the period	749
Cash and equivalents at end of the period	$ 2,520
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ADVECO GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016.   Our primary business is distribution of apparel and workwear produced in Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

Since inception through March 31, 2017 the Company has not generated $10,000 in revenue and has accumulated losses of $3,047.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at March 31, 2017.

6 | Page

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock-Based Compensation

As of March 31, 2017 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the company.

NOTE 3 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On December 19, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

As of March 31, 2017, the Company had 5,000,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since September 20, 2016 (Inception) through March 31, 2017 the Company’s sole officer and director loaned the Company $1,767 to pay for incorporation costs and operating expenses and $12,000 for the purchase of equipment.  As of March 31, 2017, the amount outstanding was $13,767. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 5 – INCOME TAX

As of March 31, 2017 the Company had net operating loss carry forwards of $3,047 that may be available to reduce future years’ taxable income through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 – SUBSEQUENT EVENTS

On April 3, 2017, the Company signed Commercial Lease Agreement with OAO Teskim.

7 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Adveco Group Inc. was incorporated in the State of Nevada on September 20, 2016 and established a fiscal year end of December 31. We have limited revenue, have minimal assets and have incurred losses since inception. We were formed to engage in the distribution of apparel and workwear from Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries. We are still in the development stage and as of today, we have generated $10,000 in revenue as a result from the Sale of Goods Agreement with “Nord Way”, LLC, dated February 27, 2017. Our business office is located at Nurpeisova Str., 10 Apt. 4, Almaty, Kazakhstan 050061. Our telephone number is +996-708464141.

BUSINESS PLAN

We plan to market and distribute an assortment of apparel and workwear made in Kyrgyzstan. Our products will be offered at prices marked-up from 15% to 20% of our cost. Our customers will be asked to pay us 100% in advance. We plan to fill placed orders and to supply the products within a period of thirty days (30) days or less following receipt of any written order. We do not intend to offer any credit terms relating to order payments. Because our customers will be asked to pay us 100% in advance, we will not be using any proceeds from this offering to purchase or manufacture workwear product. Customers will have two options to pay for products: by wire transfer or by sending a check/money order. If customer decides to pay by check/money order, then we will apply a certain amount of days before shipping to have the check/money order cleared. Customers will be responsible to cover the shipping costs.  Since we anticipate having a 30-day period to process/fill orders, we do not plan to purchase inventory in advance, but rather on request basis. We do not intend to store inventory for any period of time. The orders will be shipped to the customers upon customers’ requests. Customers will be responsible for the custom duties, taxes, insurance or any other additional charges that might incur.

We intend to distribute our products to Commonwealth of Independent States (Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan and Uzbekistan) and Eastern Europe (Ukraine, Bulgaria, Poland, Slovakia, Romania and other). We intend to enter into agreements with numerous apparel and workwear distributors and the distributors will market and sell the products to its retail clients. We also plan to contact different companies that can order our workwear for themselves. As of today, we have not identified any party to sell our products. Initially, our sole officer and director, Inna Min will market our products. If we sell at least 50% shares in this offering, we intend to hire salespersons with good knowledge and connections in the apparel and workwear distribution to introduce our products. The salesperson’s job would be to find new potential purchasers, and to set up agreements with them to buy our apparel and workwear. We intend to focus on direct marketing efforts whereby our representative will directly contact.

8 | Page

We plan to advertise our products on the following websites: www.alibaba.com, www.ebay.com, social networks such as www.facebook.com, and other specialized websites with using context add. We plan to use internet catalogs and use many online marketing tools to direct traffic to our website and identify potential customers. In addition, we are going to issue monthly printed catalog and send it to our clients. We will take part on the specialized forums and exhibitions to present our products to potential clients.

RESULTS OF OPERATION

As of March 31, 2017, we have accumulated a deficit of $3,047. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2017

Revenue

During the three months ended March 31, 2017, the Company has  generated $10,000 in revenue.

Operating Expenses

During the three-months period ended March 31, 2017, we incurred total expenses and professional fees of $8,029. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-months period ended March 31, 2017 was $1,971.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2017 our current assets were $27,720 compared to $1,749 in current assets at December 31, 2016.   As at March 31, 2017, our current liabilities were $25,767 compared to $1,767 as of December 31, 2016.

Stockholders’ deficit was $18 as of December 31, 2016 compared to stockholders’ equity of $1,953 as of March 31, 2017.

Cash Flows from Operating Activities

 For the three-months period ended March 31, 2017, net cash flows from operating activities was $14,971, consisting of net income of $1,971,  decrease in prepaid expenses of $1,000 and increased in accounts payable of $12,000.

Cash Flows from Investing Activities

We used $25,200 in investing activities during the three-months period ended March 31, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-months period ended March 31, 2017 were $12,000, consisting entirely of loan from shareholder.

9 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since Inception (September 20, 2016) resulting in an accumulated deficit of $3,047 as of March 31, 2017 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

10 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended March 31, 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVECO GROUP INC.
Dated: May 8, 2017	By: /s/ Inna Min
Inna Min, President and Chief Executive Officer and Chief Financial Officer

11 | Page