Form 10-Q
period 2017-06-30
Adveco Group Inc.
filed 2017-08-11
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 11, 2017
Common Stock, $0.001	6,505,100

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ADVECO GROUP INC. BALANCE SHEETS
	JUNE 30, 2017 (UNAUDITED)	DECEMBER 31, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$ 49,595	$ 749
Prepaid expenses	200	1,000
Total Current Assets	49,795	1,749

Capital assets
Equipment net of accumulated amortization of $600	23,400	-
	23,400	-
Other Assets
Computer net of accumulated depreciation of $100	1,100	-
	1,100
Total Assets	$ 74,295	$ 1,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,767	$ 1,767
Accounts payable	8,000	-
Deferred Revenue	9,927
Total current liabilities	31,695	1,767
Total Liabilities	31,695	1,767

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,505,100 shares issued and outstanding (5,000,000 as of December 31, 216)	6,505	5,000
Additional paid-in-capital	28,597	-
Retained Earnings (Deficit)	7,498	(5,018)
Total Stockholders’ Equity (Deficit)	42,600	(18)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 74,295	$ 1,749

The accompanying notes are an integral part of these financial statements.

3 | Page

ADVECO GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended June 30, 2017	Six months ended June 30, 2017
Revenue	$ 19,097	$ 29,097

Operating expenses
Cost of service sold	6,670	13,670
General and administrative expenses	1,882	2,911
Net income from operations	10,545	12,516
Income before taxes	10,545	12,516

Provision for taxes		-

Net income	$ 10,545	$ 12,516

Loss per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	5,748,763	5,376,450

The accompanying notes are an integral part of these financial statements.

4 | Page

ADVECO GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
Six months ended June 30, 2017
Operating Activities
Net income	$ 12,516
Prepaid expenses	800
Amortization and depreciation	700
Deferred Revenue	9,928
Accounts payable	8,000
Net cash provided by operating activities	31,944

Investing Activities
Purchase of Equipment	$ (24,000)
Purchase of Computer	(1,200)
Net cash used in investing activities	(25,200)

Financing Activities
Proceeds from sale of common stock	30,102
Proceeds from loan from shareholder	12,000
Net cash provided by financing activities	42,102

Net increase in cash and equivalents	48,846
Cash and equivalents at beginning of the period	749
Cash and equivalents at end of the period	$ 49,595
Supplemental cash flow information:
Cash paid for:
Interest	$ -
Taxes	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ADVECO GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016.   Our primary business is distribution of apparel and workwear produced in Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

Since inception through June 30, 2017 the Company has not generated $29,097 in revenue and has retained earnings of $7,498.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at June 30, 2017.

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

Stock-Based Compensation

As of June 30, 2017 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

On December 19, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. For the six months period, the Company sold 1,505,100 shares of its common stock at $0.02 per share for total proceeds of $30,102.

As of June 30, 2017, the Company had 6,505,100 shares issued and outstanding.

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

Since September 20, 2016 (Inception) through June 30, 2017 the Company’s sole officer and director loaned the Company $1,767 to pay for incorporation costs and operating expenses and $12,000 for the purchase of equipment.  As of June 30, 2017, the amount outstanding was $13,767. The loan is non-interest bearing, due upon demand and unsecured.

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

 DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Adveco Group Inc. was incorporated in the State of Nevada on September 20, 2016 and established a fiscal year end of December 31. We have limited revenue, have minimal assets and have incurred losses since inception. We were formed to engage in the distribution of apparel and workwear from Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries. We are still in the development stage and as of today, we have generated $29,097 in revenue as a result from the Sale of Goods Agreement with “Nord Way”, LLC, dated February 27, 2017. Our business office is located at Nurpeisova Str., 10 Apt. 4, Almaty, Kazakhstan 050061. Our telephone number is +996-708464141.

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

RESULTS OF OPERATION

Three Month Period Ended June 30, 2017

Revenue

During the three months ended June 30, 2017, the Company has  generated $19,097 in revenue.

Operating Expenses

During the three-months period ended June 30, 2017, we incurred total expenses and professional fees of $8,552. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-months period ended June 30, 2017 was $10,545.

Six Month Period Ended June 30, 2017

Revenue

During the three months ended June 30, 2017, the Company has  generated $29,097 in revenue.

Operating Expenses

During the six-months period ended June 30, 2017, we incurred total expenses and professional fees of $16,581. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-months period ended June 30, 2017 was $12,516.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2017 our current assets were $74,295 compared to $1,749 in current assets at December 31, 2016.   As at June 30, 2017, our current liabilities were $31,695 compared to $1,767 as of December 31, 2016.

Stockholders’ deficit was $18 as of December 31, 2016 compared to stockholders’ equity of $42,600 as of June 30, 2017.

Cash Flows from Operating Activities

 For the six-months period ended June 30, 2017, net cash flows from operating activities was $31,944, consisting of net income of $12,516,  decrease in prepaid expenses of $800, amortization of $700, deferred revenue of $9,928  and increased in accounts payable of $8,000.

Cash Flows from Investing Activities

We used $25,200 in investing activities during the three-months period ended June 30, 2017.

9 | Page

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-months period ended June 30, 2017 were $42,102, consisting of loan $12,000 from shareholder and $30,102 from proceeds from issuance of common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended June 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended June 30, 2017.

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

ADVECO GROUP INC.
Dated: August 11, 2017	By: /s/ Inna Min
Inna Min, President and Chief Executive Officer and Chief Financial Officer

11 | Page