Form 10-Q
period 2017-09-30
Adveco Group Inc.
filed 2017-11-14
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2017
Common Stock, $0.001	6,505,100

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ADVECO GROUP INC. BALANCE SHEETS
	SEPTEMBER 30, 2017 (UNAUDITED)	DECEMBER 31, 2016 (AUDITED)
ASSETS
Current Assets
Cash	$ 22,531	$ 749
Prepaid expenses	1,200	1,000
Total Current Assets	23,731	1,749

Capital assets
Equipment net of accumulated amortization of $1,200	22,800	-
	22,800	-
Other Assets
Computer net of accumulated depreciation of $200	1,000	-
	1,000
Total Assets	$ 47,531	$ 1,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,767	$ 1,767
Accounts payable	4,100	-
Total current liabilities	17,867	1,767
Total Liabilities	17,867	1,767

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,505,100 shares issued and outstanding (5,000,000 as of December 31, 216)	6,505	5,000
Additional paid-in-capital	28,597	-
Retained Earnings (Deficit)	(5,438)	(5,018)
Total Stockholders’ Equity (Deficit)	29,664	(18)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 47,531	$ 1,749

The accompanying notes are an integral part of these financial statements.

3 | Page

ADVECO GROUP INC. STATEMENT OF OPERATIONS (UNAUDITED)
	Three months ended September 30, 2017	For the period from September 20, 2016 (Inception) to September 30, 2016	Nine months ended September 30, 2017
Revenue	$ 18,928	$ -	$ 48,025

Operating expenses
Cost of service sold	8,220	-	24,140
General and administrative expenses	23,644	117	24,305
Net income from operations	(12,936)	(117)	(420)
Income before taxes	(12,936)	(117)	(420)

Provision for taxes			-

Net income	$ (12,936)	$ (117)	$ (420)

Loss per common share: Basic and Diluted	$ (0.00)	-	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	6,505,100	-	5,756,800

The accompanying notes are an integral part of these financial statements.

4 | Page

ADVECO GROUP INC. STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine months ended September 30, 2017	For the period from September 20, 2016 (Inception) to September 30, 2016
Operating Activities
Net loss	$ (420)	$ (117)
Prepaid expenses	(200)	-
Amortization and depreciation	1,400	-
Accounts payable	4,100	-
Net cash provided by operating activities	4,880	(117)

Investing Activities
Purchase of Equipment	$ (24,000)	-
Purchase of Computer	(1,200)	-
Net cash used in investing activities	(25,200)	-

Financing Activities
Proceeds from sale of common stock	30,102	-
Proceeds from loan from shareholder	12,000	117
Net cash provided by financing activities	42,102	117

Net increase in cash and equivalents	21,782	0
Cash and equivalents at beginning of the period	749	0
Cash and equivalents at end of the period	$ 22,531	$ 0
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

5 | Page

ADVECO GROUP INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Description of Business

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016.   Our primary business is distribution of apparel and workwear produced in Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

Since inception through September 30, 2017 the Company has not generated $48,025 in revenue and has accumulated deficit of  $5,438.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during as at September 30, 2017.

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

Stock-Based Compensation

As of September 30, 2017 the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123(R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

On December 19, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. For the nine months period, the Company sold 1,505,100 shares of its common stock at $0.02 per share for total proceeds of $30,102.

As of September 30, 2017, the Company had 6,505,100 shares issued and outstanding.

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

Since September 20, 2016 (Inception) through September 30, 2017 the Company’s sole officer and director loaned the Company $1,767 to pay for incorporation costs and operating expenses and $12,000 for the purchase of equipment.  As of September 30, 2017, the amount outstanding was $13,767. The loan is non-interest bearing, due upon demand and unsecured.

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

 DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Adveco Group Inc. was incorporated in the State of Nevada on September 20, 2016 and established a fiscal year end of December 31. We distribute apparel and workwear from Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries. As of today, we have generated $48,025 in revenue as a result from the Sale of Goods. Our business office is located at Nurpeisova Str., 10 Apt. 4, Almaty, Kazakhstan 050061. Our telephone number is +996-708464141.

RESULTS OF OPERATION

Three Month Period Ended September 30, 2017

Revenue

During the three months ended September 30, 2017, the Company has  generated $18,928 in revenue.

Operating Expenses

During the three-months period ended September 30, 2017, we incurred total expenses and professional fees of $23,644 and $8,220 in cost of labor and goods sold. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended September 30, 2017 was $12,936.

Nine Month Period Ended September 30, 2017

Revenue

During the three months ended September 30, 2017, the Company has  generated $48,025 in revenue.

Operating Expenses

During the nine-months period ended September 30, 2017, we incurred total expenses and professional fees of $24,305 and $24,140 in cost of labor and goods sold. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the nine-months period ended September 30, 2017 was $420.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2017 our current assets were $47,531 compared to $1,749 in current assets at December 31, 2016.   As at September 30, 2017, our current liabilities were $17,867 compared to $1,767 as of December 31, 2016.

Stockholders’ deficit was $18 as of December 31, 2016 compared to stockholders’ equity of $29,664 as of September 30, 2017.

Cash Flows from Operating Activities

 For the nine-months period ended September 30, 2017, net cash flows from operating activities was $4,880, consisting of net loss of $420,  increase in prepaid expenses of $200, amortization of $1,400, and increased in accounts payable of $4,100.

Cash Flows from Investing Activities

We used $25,200 in investing activities during the three-months period ended September 30, 2017.

8 | Page

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-months period ended September 30, 2017 were $42,102, consisting of loan $12,000 from shareholder and $30,102 from proceeds from issuance of common stock.

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

9 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the nine-month period ended September 30, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended September 30, 2017.

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

ADVECO GROUP INC.
Dated: November 13, 2017	By: /s/ Inna Min
Inna Min, President and Chief Executive Officer and Chief Financial Officer

10 | Page