Form 10-K
period 2017-12-31
Adveco Group Inc.
filed 2018-04-23
CIK 1698519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-216143

ADVECO GROUP, INC.
(Name of Small Business Issuer in its charter)

Nevada	98-1326996
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

Room 1424 Block 3

Zhong Jian Jin Xiang Plaza

Hubei, China

Address of registrant's principal executive offices

(86) 0724-6702631

Registrant’s telephone number

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $6,505,100.

At April 23, 2018, there were 6,505,100 shares of common stock outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. Examples of forward-looking statements include statements made with respect to our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

History

Adevco Group, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Nevada on September 20, 2016. Our initial business was distribution of apparel and workwear produced in Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

On December 5, 2017, as a result of a private transaction, the control block of voting stock of the Company, represented by 5,000,000 shares of common stock (the “Shares”), has been transferred from Inna Min to Ma Xuebing, Zhang Qiang, Liu Dezhen, Ma Yue, Deng Kefang, Li Yumei, Liu Hongju, Yang Chengjie, Gong Ling, Li Yuanhong, Li Xunguo, Liu Bin, Huang Shuanglin, He Quanmei, Zhou Keping, Wang Xianmei, Wan Qunzhi (the “ Purchasers”) , and a change of control of the Company occurred.

Current Operations and Strategy

The Company currently does not engage in any business operations or generate revenue from any sources. Management has determined to direct its efforts and limited resources to pursue a potential new business opportunity. Management does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider and proceed with a business opportunity.

We anticipate that the selection of an appropriate business opportunity will be complex and extremely risky and we cannot assure you that we will be successful in concluding a transaction or if we do, that we will be successful thereafter. Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive transaction or cause us to discontinue operations before we enter such a transaction.

We may never realize any revenues or generate any income unless and until we conclude a transaction with an operating business that is generating revenues and otherwise is operating profitably. Moreover, we can offer no guarantee that the Company will achieve long-term or immediate short-term earnings from any business transaction.

Ramifications of Our Blank Check Company and Shell Company Status

At present, we have no revenues, no assets and no specific business plan or purpose. Our business plan is to seek new business opportunities through a merger or acquisition with an unidentified company or an acquisition of assets, which transaction we may refer to as a business transaction. Based upon these conditions, under the Exchange Act, we are deemed to be “blank check” company and a “shell company.” Our status as a blank check company and a shell company will impact our company and shareholders in many ways, some of which are described below

Blank Check Company Status and Securities Offerings

As a blank check company, any offerings of our securities under the Securities Act of 1933, as amended (the “Securities Act”), must comply with Rule 419 promulgated by the SEC under the Securities Act. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, an issuer is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings. Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

Shell Company Status

We are a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 sixty calendar days after the date on which it makes required filings with the SEC disclosing the cessation of its status as shell company, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However, Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;

•	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Entering into a business transaction

General.

A business transaction may involve the acquisition of, or merger with, an operating or development stage company or the acquisition of assets that we will develop into a company.

Our management has not developed a specific plan or process for identifying a business opportunity. Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective business opportunity. Moreover, given the wide-ranging variables inherent in our business, management cannot predict when we will effectuate a business transaction, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential business opportunities. As described below, our management has broad discretion with respect to selecting prospective acquisition candidates. At such time as we affect a business transaction, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business. The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of business opportunities.

We intend to source our target opportunities from various internal and external sources. Business opportunities may be brought to our attention from affiliated and unaffiliated sources. Our management may call upon personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors. In addition, management may initiate formal or informal inquiries or attend trade shows or conventions. In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a business transaction.

Business opportunities may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to business opportunities in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons. We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a business opportunity, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them. In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a business opportunity.

We have not established any specific attributes or criteria (financial or otherwise) for prospective business opportunities. In evaluating a prospective business opportunity, our management will consider, among other factors, the following:

•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry in the industry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment within the industry;
•	the costs associated with affecting the business transaction with a particular business opportunity; and
•	financial condition and results of operation.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a business transaction for any business opportunity. Any evaluation relating to the merits of a particular business transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

Due Diligence Investigation.

In evaluating a prospective business opportunity, we will conduct as extensive a due diligence review of potential targets as possible. Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors. We may enter into a business transaction with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision. Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a business transaction with such a company. We expect that our due diligence may include, among other things, meetings with the target business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us. This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a business opportunity candidate before we consummate a business transaction. Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

It is unlikely that our management at the time of a business transaction will continue in any material capacity with the Company after the consummation of a business transaction, other than as stockholders.

Our assessment of a business opportunity may not be accurate. If we do not uncover all material information about a business opportunity prior to a business transaction, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a business opportunity and to structure and complete a business transaction cannot presently be ascertained with any degree of certainty. Any costs we incur in furtherance of consummating a business transaction that is not consummated may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a business transaction will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the business opportunity. In addition, the structure of any business transaction will be dispositive as to whether stockholder approval of the business transaction is required.

It is likely we will structure a business transaction as either an acquisition of the stock or assets of a target business or a merger of a target business with us or a wholly owned subsidiary we may organize to engage in the transaction. Important factors the parties will consider in structuring a business transaction will be the time and cost of a particular structure and the tax treatment that the structure might receive. If the business transaction is structured as an acquisition of a target business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management. If the business transaction is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders' meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies. This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash. In light of the above, management likely will seek to structure a business transaction as an acquisition so as not to require stockholder approval. In either case, we likely will issue a significant number of shares to the parties with which we enter into a business transaction and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

We will seek to structure a business transaction to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”). In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free. For example, in order for a stock for stock exchange transaction to qualify as a “tax free” reorganization, the holders of the stock of the target must receive a number of shares of our stock equal to 80% or more of the voting stock of our Company. Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner. Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a business transaction, all or a majority of our Company's management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a business transaction, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Lack of diversification.

We expect that we will be able to consummate a business transaction with only one candidate given that, among other considerations, we will not have the resources to diversify our operations. Moreover, given that we likely will offer a controlling interest in our Company to the persons with which we enter into business transaction in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one business transaction unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that business transactions with multiple operating entities would offer. By consummating a business transaction with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction.

Competition

We expect that in the course of identifying, evaluating and selecting a business opportunity, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective. Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business transactions directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business transactions with targets similar to those we expect to pursue.

If we succeed in affecting a business transaction, there will be, in all likelihood, intense competition from competitors within the industry in which we will operate. We cannot currently apprise you of these risks nor can we assure you that, subsequent to a business transaction, we will have the resources or ability to compete effectively.

Smaller Reporting Company

We qualify as a “smaller reporting company” under Rule 12b-2 of the Exchange Act, which is defined as a company with a public equity float of less than $75 million. To the extent that we remain a smaller reporting company, we will have reduced disclosure requirements for our public filings, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Employees

As of April 23, 2018, the Company has no full time employees.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

We maintain our principal executive offices at Room 1424 Block 3, Zhong Jian Jin Xiang Plaza, Hubei Province 050061, China, where our chief executive officer maintains a business office. We use this office space free of charge. We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business transaction, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Pink Sheets Open Market, under the trading symbol “ADVV”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The Pink Sheets Open Market securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, Pink Sheets Open Market securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheets Open Market is for all types of companies that are there by reasons of default, distress or design, which is are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the Pink Open Market.

The following table shows the high and low bid prices of our common shares on the OTC Pink Sheets Open Market for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	HIGH	LOW
For the Year Ending December 31, 2016
Quarter Ending December 31, 2016	-	-
Quarter Ending September 30, 2016	-	-
Quarter Ending June 30, 2016	-	-
Quarter Ending March 31, 2016	-	-
For the Year Ending December 31, 2017
Quarter Ending December 31, 2017	1.00	1.00
Quarter Ending September 30, 2017	1.00	1.00
Quarter Ending June 30, 2017	-	-
Quarter Ending March 31, 2017	-	-

As of April 23, 2018, we had approximately 23 shareholders holding 6,505,100 shares of common stock.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2017.

Sale of Unregistered Securities

 On December 5, 2017, as a result of a private transaction, the control block of voting stock of the Company, represented by 5,000,000 shares of common stock (the “Shares”), has been transferred from Inna Min to Ma Xuebing, Zhang Qiang, Liu Dezhen, Ma Yue, Deng Kefang, Li Yumei, Liu Hongju, Yang Chengjie, Gong Ling, Li Yuanhong, L Xunguo, Liu Bin, Huang Shuanglin, He Quanmei, Zhou Keping, Wang Xianmei, Wan Qunzhi (the “ Purchasers”) , and a change of control of the Company occurred. The consideration paid for the Shares, which represent 76.86% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $378,998. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Inna Min released the Company from all debts owed.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since new management took operational control over the Company in December 5, 2017, our management has been engaged in the identification of suitable opportunities for a business transaction; however, we have not entered into any agreements regarding such a transaction. We will not engage in, any substantive commercial business activities unless and until we consummate a business transaction, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. There are numerous risks in connection with our current and proposed business plans, including that any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We expect that in connection with any business transaction, we will issue a significant number of shares of our common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage), in order to ensure that such transaction qualifies as a “tax free” transaction under federal tax laws). The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one business transaction, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a target business and the consummation of a business transaction will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business transaction that the Company will achieve long-term or immediate short-term earnings.

Results of Operations

During the fiscal years ended December 31, 2017 and 2016, the Company generated $48,025 and $0 in revenue.

Results of Operations during the year ended December 31, 2017 as compared to the year ended December 31, 2016

During the year ended December 31, 2017, the Company generated 48,025 in revenue, incurred operating expenses of $44,223, $17,700 in cost of revenue and $ 23,690 in other expenses, and suffered a net loss of $37,588, as compared to the year ended December 31, 2016 in which the Company incurred operating expenses of $5,018 and suffered a net loss of $ 5,018.

Liquidity and Capital Resources

As of December 31, 2017, the Company had no assets, consisting of prepaid expenses, and total current liabilities of $7,504, comprising $3,504 of loans payable to parties related to prior management (including accrued interest) and $ 4,000 of other payables relating to operations prior to June 2014. At December 31, 2016, the Company had total assets of $1,749 and total liabilities of $ 1,767, comprising $1,767 of loans payable to parties related to prior management (including interest accrued thereon). At December 31, 2017, the Company had a deficit accumulated of $42,606 and cash used in operations of $7,388.

Prior to December 5, 2017, the Company funded its operations from the proceeds of loans received from parties related to prior management. The Company has no present sources of capital or liquidity.

At present, the Company has no business operations and no cash resources other than as are provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our management has agreed to provide funding as may be required to pay for professional fees and other administrative expenses of the Company until the Company enters into a business transaction. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise. Any funds advanced by management will be advanced as loans that will bear interest at the rate of 8% per year and which shall mature on the closing of a business transaction.

Over the next twelve months, we expect to incur costs and expenses related to:

•	maintaining our corporate existence, such as annual fees due to the State of Nevada;

•	filing periodic reports under the Exchange Act including filing accounting and legal fees;

•	investigating and analyzing targets and possibly consummating a business transaction.

These costs are difficult to quantify given the multitude of variables associated with such activities. Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business transaction with a profitable target business, if ever. We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced to us by management.

The following table summarizes our cash flows for the fiscal years ended December 31, 2017 and December 31, 2016:

	Fiscal Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(7,388)	$(6,018)
Net cash (used in) provided by investing activities	$(25,200)	-
Net cash provided by financing activities	$31,839	$6,767
Net increase (decrease) in cash and cash equivalents	$(749)	$749

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Adveco Group Inc.
Audited Financial Statements
December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of Adveco Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Adveco Group Inc. (the Company) as of December 31, 2017, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since March 25, 2018

San Mateo, California

April 21, 2018

F-1

Adveco Group Inc.

Balance Sheets

As of December 31, 2017 and 2016

	2017	2016
Assets
Current assets
Cash	$-	$749
Prepaid expenses	-	1,000
Total current assets	$-	$1,749

Total Assets	$-	$1,749

Liabilities and Stockholders’ Equity
Current liabilities
Loan from related parties	$3,504	$1,767
Accounts payable	4,000	-
Total current liabilities	$7,504	$1,767

Total Liabilities	$7,504	$1,767
Stockholders’ Equity
Common Stock, $0.001 par value, 7,500,000 shares authorized; 6,505,100 and 5,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	$6,505	$5,000
Additional paid-in capital	28,597	-
Accumulated deficit	(42,606)	(5,018)
Total Stockholders’ Equity	$(7,504)	$(18)

Total Liabilities and Stockholders’ Equity	$-	$1,749

F-2

Adveco Group Inc.

Statements of Operations and Comprehensive Loss

	For the Year ended December 31,	From inception on September 20, 2016 through December 31,
	2017	2016

Net revenues	$48,025	$-
Cost of revenues	17,700	-
Gross profit	30,325	-

Operating expenses:
General and administrative expenses	44,223	5,018
Total operating expenses	44,223	5,018

Operating loss	(13,898)	(5,018)

Other income (expenses):
Other expenses	(23,690)	-
	(23,690)	-

Loss before taxes from continuing operations	(37,588)	(5,018)

Provision for income taxes	-	-

Net loss	(37,588)	(5,018)

Loss per common share:
- Basic and diluted	(0.01)	(0.00)

Basic and diluted weighted average shares outstanding	5,953,484	631,067

F-3

Adveco Group Inc.

Statements of Stockholders’ Equity

	Number		Additional
	of	Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balances at September 20, 2016, Inception	-	-	-	-	-
Common Shares issued for cash at $0.001 per share on December 19, 2016	5,000,000	5,000	-	-	5,000
Net Loss	-	-	-	(5,018)	(5,018)
Balance, December 31, 2016	5,000,000	5,000	-	(5,018)	(18)

Balance, January 1, 2017	5,000,000	5,000	-	(5,018)	(18)
Net loss				(37,588)	(37,588)
Issuance of common shares	1,505,100	1,505	28,597	-	30,102
Balance, December 31, 2017	6,505,100	6,505	28,597	(42,606)	(7,504)

F-4

Adveco Group Inc.

Statements of Cash Flows

		From inception
	For the	on September
	Year ended	20, 2016 through
	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net loss from continuing operations	$(37,588)	$(5,018)
Impairment of property, plant and equipment	23,100	-
Impairment of inventory	590	-
Amortization and depreciation	2,100	-
Increase in inventories	(590)	-
(Increase)/decrease in prepaid expenses	1,000	(1,000)
(Decrease)/increase in accounts payable	4,000	-
Net cash used in operating activities	$(7,388)	$(6,018)

Cash flows from investing activities
Purchase of property, plant and equipment	(25,200)	-
Net cash used in investing activities	$(25,200)	$-

Cash flows from financing activities
Proceeds from sale of common stock	30,102	5,000
Proceeds from loan from shareholder	1,737	1,767
Net cash provided by financing activities	$31,839	$6,767

Net (decrease) / increase in cash and cash equivalents	(749)	749

Cash and cash equivalents–beginning of year	749	-

Cash and cash equivalents–end of year	$-	$749

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

F-5

Adveco Group Inc.
Notes to Financial Statements

1. Organization and Principal Activities

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. Our primary business is distribution of apparel and workwear produced in Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

Since inception through December 31, 2017 the Company has accumulated losses of $42,606.

2. Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Trade receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

F-6

Inventories

Inventories consist of raw materials and finished goods which are stated at the lower of cost or market value. Finished goods are comprised of direct materials, direct labor, inbound shipping costs, and allocated overhead. The Company applies the weighted average cost method to its inventory.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company’s typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

Computer	3 years
Office equipment	10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Accounting for the impairment of long-lived assets

The Company annually reviews its long-lived assets for impairment or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate the adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue recognition

The Company recognizes revenue when it has negotiated an arrangement with the customer; the arrangement sets forth a sales price; the Company has delivered the product or rendered the service to the customer and no other obligation is outstanding to the customer after delivery of the product or service; and management is reasonably certain it will be able to collect payment from the customer.

Income taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

F-7

Comprehensive income

The Company uses FASB ASC Topic 220, “Reporting Comprehensive Income”. Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except the changes in paid-in capital and distributions to stockholders due to investments by stockholders.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per share”. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis from the potential conversion of convertible securities or the exercise of options and or warrants; the dilutive effects of potentially convertible securities are calculated using the as-if method; the potentially dilutive effect of options or warrants are calculated using the treasury stock method. Securities that are potentially an anti-dilutive effect (i.e. those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 - inputs to the valuation methodology used quoted prices for identical assets or liabilities in active markets.
•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

F-8

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recent accounting pronouncements

In January 2017, the Financial Accounting Standard Board (“FASB”) issued guidance, which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

In August 2017, the FASB issued guidance, which amends the existing accounting standards for derivatives and hedging. The amendment improves the financial reporting of hedging relationships to better represent the economic results of an entity’s risk management activities in its financial statements and made certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. GAAP.

The Company is still evaluating the impact of these above new pronouncements.

3. Going Concern

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. For the year ended December 31, 2017, the Company incurred a substantial loss of $37,588. As of December 31, 2017, the Company had a working capital deficit of approximately $7,504. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

To improve its solvency, the Company is working to obtain new working capital through private placements of its common stock or convertible debt securities to qualified investors.

4. Equity

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On December 19, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000. For the year, the Company sold 1,505,100 shares of its common stock at $0.02 per share for total proceeds of $30,102.

As of December 31, 2017, the Company had 6,505,100 shares issued and outstanding.

F-9

5. Loss Per Share

Components of basic and diluted loss per share were as follows:

	2017	2016
Basic and diluted loss per share numerator

Loss attributable to common stockholders	$(37,588)	$(5,018)

Original Shares:	5,000,000	-
Additions from Actual Events
- Issuance of common stock	1,505,100	5,000,000
Basic shares outstanding	6,505,100	5,000,000

Dilutive Shares:
Additions from Potential Events
- Exercise of warrants	-	-
Diluted shares outstanding:	6,505,100	5,000,000

Loss per share
- Basic and diluted	(0.01)	(0.00)

Weighted average shares outstanding
Basic and diluted	5,953,484	631,067

Loss per share
- Basic and diluted	(0.01)	(0.00)

6. Other Expenses

Other expense consisted of the following:

	2017	2016
Impairment of inventory	$590	$-
Impairment of property, plant and equipment	23,100	-
	$23,690	$-

F-10

7. Related Party Transactions

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

Since September 20, 2016 (Inception) through December 31, 2017 the Company’s sole officer and director made loans to the Company to pay for operating expenses and purchase of equipment.  As of December 31, 2017, the amount outstanding was $3,504. The loan is non-interest bearing, due upon demand and unsecured.

8. Contingencies

The Company may from time to time be subject to legal proceedings and claims that may arise in the ordinary course of its business. There are no legal matters pending at the present date.

9. Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

F-11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, management performed, with the participation of our Principal Executive Officer, who also is our Principal Financial Officer, and who we refer to in this annual report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that, as of September 30, 2017, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.

We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, our director is not independent nor does he qualify as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.

There existed a lack of segregation of duties in regard to the Company’s financial reporting, procedures for depositing of funds, procedures for cash disbursements, procedures for checkbook entries, period close procedures, and procedures for financial statement preparation.

The foregoing material weaknesses in our ICFR continue as of the date of the filing of this report.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management as of the date of this report:

Name	Age	Title
Ma Xuebing	49	President. Chief Executive Officer and Chief Financial Officer

Since December 1999, Mr. Ma commenced his work at Haoyijia Department Chain Store, as a general manager. As a general manager, he developed the supply chain management system and entire workflow of daily operations, in order to smoothen the working procedures and logistic flow under his supervision. Furthermore, he has supervised the whole department store as a management-over-sight and involved in management level meetings to implement the strategic plans. Between April 1993 and October 1999, he worked for Huishang Group, as a manager of home appliance department, garment department and daily chemical department, who is in charge of routine management affairs.

After 18 years’ experience in sales and operation, Mr. Ma has been appointed as a Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors in December 5, 2017.The term of office of our director expires at the Company's annual meeting of stockholders or until such person’s successor is duly elected and qualified. Our directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Current management is unable to determine if the Company’s directors, officers and principal stockholders were in compliance with the requirements of Section 16(a) during fiscal year ended December 31, 2017.

Code of Ethics.

We do not have a code of ethics that applies to our officers, employees and directors; when available, our code of ethics will be posted on a corporate website.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors. Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.

Item 11. Executive Compensation.

Compensation of Executive Officers

During the fiscal years ended December 31, 2017 and 2016, the Company did not pay any cash compensation to any person.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee. Given the nature of the Company’s business and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this report, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 6,505,100 shares of common stock outstanding as of the date of this report. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Ma Xuebing	3,400,000	52.27%
All officers and directors as a group (1 person)	3,400,000	52.27%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

None.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. The Company’s sole director would not qualify as “independent” under any recognized definition of that term.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services for the fiscal years ended December 31, 2017 and 2016 provided by WWC, PC.:

	2017	2016
Audit Fees	$20,000	$
Audit-Related Fees
Tax Fees
All Other Fees
Total	$20,000	$

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

The financial statements of China Grand Resorts, Inc. and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b) Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

10.1	Share Purchase Agreement dated December 5, 2017 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Form S-1, filed on February 21, 2017.
(2)	Incorporated by reference to the Form 8-K, filed on March 23, 2018.
(3)	Filed herewith.

____________

* Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2018.

ADVECO GROUP, INC.

By:	/s/ Ma Xuebing
Ma Xuebing, President and Director Principal Executive Officer Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ma Xuebing	Chief Executive Officer, Chief Financial Officer, President, and Director	April 23, 2018
(Principal Executive Officer and Principal Financial Officer)

