Form 10-Q
period 2018-03-31
Adveco Group Inc.
filed 2018-05-15
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2018, there were 6,505,100 shares of common stock, $0.01 par value outstanding.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ADVECO GROUP INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018 AND DECEMBER 31, 2017

CONTENTS

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations and Comprehensive Loss	4

Unaudited Condensed Statements of Cash Flows	5

Notes to Financial Statements	6

Adveco Group Inc.

Unaudited Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$-	$-
Total current assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current liabilities
Loan from related parties	$26,143	$3,504
Accounts payable and accrued liabilities	4,676	4,000
Total current liabilities	$30,819	$7,504

Total Liabilities	$30,819	$7,504
Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized; 6,505,100 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	$6,505	$6,505
Additional paid-in capital	28,597	28,597
Accumulated deficit	(65,921)	(42,606)
Total Stockholders’ Equity	$(30,819)	$(7,504)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

	Three Months ended
	March 31, 2018	March 31, 2017

Net revenues	$-	$10,000
Cost of revenues	-	7,000
Gross profit	-	3,000

Operating expenses:
General and administrative expenses	23,315	1,029
Total operating expenses	23,315	1,029

Operating (loss) / profits	(23,315)	1,971

Other income (expenses):
Other expenses	-	-
	-	-

(Loss) / profit before taxes from continuing operations	(23,315)	1,971

Provision for income taxes	-	-

Net (loss) / profit	(23,315)	1,971

(Loss) / Profit per common share:
-Basic and diluted	(0.00)	0.00

Basic and diluted weighted average shares outstanding	6,505,000	5,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Unaudited Condensed Statements of Cash Flows

	Three months ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities
Net (loss) / profits from continuing operations	$(23,315)	$1,971
Decrease in prepaid expenses	-	1,000
Increase in accounts payable and accrued liabilities	676	12,000
Net cash provided by operating activities	$22,639	$14,971

Cash flows from investing activities
Purchase of Equipment	-	(24,000)
Purchase of Computer	-	(1,200)
Net cash used in investing activities	$-	$(25,200)

Cash flows from financing activities
Proceeds from loan from shareholder	22,639	12,000
Net cash provided by financing activities	$22,639	$12,000

Net increase in cash and cash equivalents	-	1,771

Cash and cash equivalents–beginning of period	-	749

Cash and cash equivalents–end of period	$-	$2,520

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Notes to Financial Statements

1. Organization and Principal Activities

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. Our primary business is distribution of apparel and workwear produced in Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

Since inception through March 31, 2018 the Company has accumulated losses of $65,921.

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2017.

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

Revenue recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

3. Going Concern

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. For the three months ended March 31, 2018, the Company incurred a substantial loss of $23,315. As of March 31, 2018, the Company had a working capital deficit of approximately $30,819. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

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

In 2017, the Company sold 1,505,100 shares of its common stock at $0.02 per share for total proceeds of $30,102.

As of March 31, 2018, the Company had 6,505,100 shares issued and outstanding.

5. Related Party Transactions

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

Since September 20, 2016 (Inception) through March 31, 2018 the Company’s sole officer and director loaned the Company to pay for operating expenses and purchase of equipment. As of March 31, 2018, the amount outstanding was $26,143. The loan is non-interest bearing, due upon demand and unsecured.

6. Contingencies

The Company may from time to time be subject to legal proceedings and claims that may arise in the ordinary course of its business. There are no legal matters pending at the present date.

7. Subsequent events

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF OUR BUSINESS

GENERAL INFORMATION

Adveco Group Inc. was incorporated in the State of Nevada on September 20, 2016 and established a fiscal year end of December 31. We have limited revenue, have minimal assets and have incurred losses since inception. We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We were initially a distributor of apparel and workwear from Kyrgyzstan to the markets of Europe and Commonwealth of Independent States (CIS) countries.

Effective December 5, 2017, as a result of a private transaction, the control block of voting stock of Adveco Group Inc. (the “Company”), represented by 5,000,000 shares of common stock (the “Shares”), has been transferred from Inna Min to MA Xuebing, ZHANG Qiang, LIU Dezhen, MA Yue, DENG Kefang, LI Yumei, LIU Hongju, YANG Chengjie, GONG Ling, LI Yuanhong, LI Xunguo, LIU Bin, HUANG Shuanglin, HE Quanmei, ZHOU Keping, WANG Xianmei, WAN Qunzhi (the “ Purchasers”) , and a change of control of the Company occurred.

The consideration paid for the Shares, which represent 76.86% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $378,998. The source of the cash consideration for the Shares was personal funds of the Purchasers. In connection with the transaction, Inna Min released the Company from all debts owed.

Upon the consummation of the change of control, Ms. Inna Min, our former executive officer and director, resigned from all of her positions with the Company. Her resignation was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

The following individuals were appointed to serve in the positions set forth next to their names below:

Name	Age	Position
Xuebing Ma	50	Director, Chief Executive Officer, President, Treasurer, and Secretary

Xuebing Ma was appointed to serve as a Director of the Company effective December 5, 2017.

We currently have no business operations or significant assets.

RESULTS OF OPERATION

As of March 31, 2018, we have accumulated a deficit of $ 65,921. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2018

Revenue

During the three months ended March 31, 2018, the Company has generated $0 in revenue.

Operating Expenses

During the three-months period ended March 31, 2018, we incurred total expenses and professional fees of $3,315. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net income for the three-months period ended March 31, 2018 was $(23,315).

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2018 our current assets were $ 0 compared to $ 0 in current assets at December 31, 2017. As at March 31, 2018, our current liabilities were $ 30,819 compared to $ 7,504 as of December 31, 2017.

Stockholders’ deficit was $ 7,504 as of December 31, 2017 compared to stockholders’ equity of $ 30,819 as of March 31, 2018.

Cash Flows from Operating Activities

For the three-months period ended March 31, 2018, net cash flows from operating activities was $ 22,639 , consisting of net income of $ (23,315), decrease in prepaid expenses of $ 0 and increased in accounts payable of $ 4,676.

Cash Flows from Investing Activities

We used $ 0 in investing activities during the three-months period ended March 31, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three-months period ended March 31, 2018 were $ 22,639, consisting entirely of loan from shareholder.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 20, 2016) resulting in an accumulated deficit of $ 65,921 as of March 31, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the six-month period ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVECO GROUP INC.

Dated: May 15, 2018	By:	/s/ Xuebing Ma
Xuebing Ma, President and Chief Executive Officer and Chief Financial Officer

