Form 10-Q
period 2018-06-30
Adveco Group Inc.
filed 2018-08-14
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216143

Adveco Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-1326996
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Room 1424 Block 3 Zhong Jian Jin Xiang Plaza Hubei, PRC	050061
(Address of principal executive offices)	(Zip Code)

(86) 0724-6702631

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2018, there were 6,505,100 shares of common stock, $0.001 par value outstanding.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ADVECO GROUP INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018 AND DECEMBER 31, 2017

CONTENTS

Unaudited Condensed Balance Sheets	3

Unaudited Condensed Statements of Operations and Comprehensive Loss	4

Unaudited Condensed Statements of Cash Flows	5

Notes to Financial Statements	6

Adveco Group Inc.

Unaudited Condensed Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,603	$4,000
Loans from related parties	55,659	3,504
Total current liabilities	$60,262	$7,504

Total Liabilities	$60,262	$7,504

Stockholders’ Equity
Common Stock, $0.001 par value,7,500,000 shares authorized; 6,505,100 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	$6,505	$6,505
Additional paid-in capital	28,597	28,597
Accumulated deficit	(95,364)	(42,606)
Total Stockholders’ Equity	$(60,262)	$(7,504)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

	Three Months ended		Six Months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net revenues	$-	$19,097	$-	$29,097
Cost of revenues	-	6,670	-	13,670
Gross profit	-	12,427	-	15,427

Operating expenses:
General and administrative expenses	28,443	1,882	52,758	2,911
Total operating expenses	28,443	1,882	52,758	2,911

Operating (loss) / profits	(28,443)	10,545	(52,758)	12,516

Other income (expenses):
Other expenses	-	-
	-	-

(Loss) / profit before taxes from continuing operations	(28,443)	10,545	(52,758)	12,516

Provision for income taxes	-	-

Net (loss) / profit	(28,443)	10,545	(52,758)	12,516

(Loss) / Profit per common share:
-Basic and diluted	(0.00)	0.00	(0.00)	(0.00)

Basic and diluted weighted average shares outstanding	6,505,100	5,748,763	6,505,100	5,376,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Unaudited Condensed Statements of Cash Flows

	Six months ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities
Net (loss) / income from continuing operations	$(52,758)	$12,516
Amortization and depreciation	-	700
Decrease in prepaid expenses	-	800
Decrease in deferred revenue	-	9,928
Increase in accounts payable and accrued liabilities	603	8,000
Net cash provided by operating activities	$(52,155)	$31,944

Cash flows from investing activities
Purchase of Equipment	-	(24,000)
Purchase of Computer	-	(1,200)
Net cash used in investing activities	$-	$(25,200)

Cash flows from financing activities
Proceeds from loan from common stock	-	30,102
Proceeds from loan from shareholder	52,155	12,000
Net cash provided by financing activities	$52,155	$42,102

Net increase in cash and cash equivalents	-	48,846

Cash and cash equivalents–beginning of period	-	749

Cash and cash equivalents–end of period	$-	$49,595

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.
Notes to Financial Statements

1. Organization and Principal Activities

Adveco Group Inc. (“the Company”) was incorporated under the laws of the State of Nevada on September 20, 2016. The Company is currently a shell company with no significant asset.

Since inception through June 30, 2018, the Company has accumulated losses of $95,364.

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

Adveco Group Inc.
Notes to Financial Statements

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

Adveco Group Inc.
Notes to Financial Statements Financial instruments

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

3. Going Concern

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. For the six months ended June 30, 2018, the Company incurred a loss of $52,758. As of June 30, 2018, the Company had a working capital deficit of approximately $60,262. These conditions raise substantial doubt as to whether the Company may continue as a going concern.

To improve its solvency, the Company is working to obtain new working capital through private placements of its common stock or convertible debt securities to qualified investors.

Adveco Group Inc.
Notes to Financial Statements

4. Equity

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On December 19, 2016, the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000.

In 2017, the Company sold 1,505,100 shares of its common stock at $0.02 per share for total proceeds of $30,102.

As of June 30, 2018, the Company had 6,505,100 shares issued and outstanding. The additional paid in capital was $28,597.

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

Since September 20, 2016 (date of inception) through June 30, 2018 the Company’s sole officer and director loaned the Company to pay for operating expenses and purchase of equipment. As of June 30, 2018, the amount outstanding was $55,659. The loan is non-interest bearing, due upon demand and unsecured.

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

Effective December 5, 2017, as a result of a private transaction, the control block of voting stock of the Company, represented by 5,000,000 shares of common stock (the “Shares”), was transferred from Inna Min to MA Xuebing, ZHANG Qiang, LIU Dezhen, MA Yue, DENG Kefang, LI Yumei, LIU Hongju, YANG Chengjie, GONG Ling, LI Yuanhong, LI Xunguo, LIU Bin, HUANG Shuanglin, HE Quanmei, ZHOU Keping, WANG Xianmei, WAN Qunzhi (the “ Purchasers”) , and a change of control of the Company occurred.

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

RESULTS OF OPERATION

As of June 30, 2018, we have accumulated a deficit of $ 95,364. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2018

Revenue

During the three months ended June 30, 2018, the Company has generated $0 in revenue.

Operating Expenses

During the three-months period ended June 30, 2018, we incurred total expenses and professional fees of $28,443. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended June 30, 2018 was $28,443.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2018 our current assets were $ 0 compared to $ 0 in current assets at December 31, 2017. As at June 30, 2018, our current liabilities were $ 60,262 compared to $ 7,504 as of December 31, 2017.

Stockholders’ deficit was $ 7,504 as of December 31, 2017 compared to stockholders’ equity of $ 60,262 as of June 30, 2018.

Cash Flows from Operating Activities

For the six-months period ended June 30, 2018, net cash flows from operating activities was $ 52,155, consisting of net loss of $ 52,758, decrease in prepaid expenses of $ 0 and increase in accounts payable of $ 603.

Cash Flows from Investing Activities

We used $ 0 in investing activities during the six-months period ended June 30, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six-months period ended June 30, 2018 were $ 52,155, consisting entirely of loan from shareholder.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 20, 2016) resulting in an accumulated deficit of $ 95,364 as of June 30, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required under Item 2 has previously been filed by the Company on our Form 8-K on May 16, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) (2)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a) (2)

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a14(b) or 15d14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on February 21, 2017 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVECO GROUP INC.

Dated: August 14, 2018	By:	/s/ Xuebing Ma
Xuebing Ma President and Chief Executive Officer and Chief Financial Officer

