Form 10-Q
period 2018-09-30
Adveco Group Inc.
filed 2018-11-19
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216143

Adveco Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-1326996
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Room 1424 Block 3 Zhong Jian Jin Xiang Plaza Hubei, Chin	050061
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 19, 2018, there were 6,505,100 shares of common stock, $0.01 par value outstanding.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

ADVECO GROUP INC.
UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

CONTENTS

Unaudited Condensed Balance Sheets

Unaudited Condensed Statements of Operations and Comprehensive Loss

Unaudited Condensed Statements of Cash Flows

Notes to Financial Statements

Adveco Group Inc.

Unaudited Condensed Balance Sheets

	September 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Current assets
Cash	$-	$-
Total current assets	$-	$-

Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current liabilities
Loan from related parties	$56,568	$3,504
Accounts payable and accrued liabilities	5,402	4,000
Total current liabilities	$61,970	$7,504

Total Liabilities	$61,970	$7,504
Stockholders’ Equity
Common Stock, $0.001 par value,7,500,000 shares authorized; 6,505,100 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	$6,505	$6,505
Additional paid-in capital	28,597	28,597
Accumulated deficit	(97,072)	(42,606)
Total Stockholders’ Equity	$(61,970)	$(7,504)

Total Liabilities and Stockholders’ Equity	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Unaudited Condensed Statements of Operations and Comprehensive Loss

	Three Months ended		Nine Months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net revenues	$-	$18,928	$-	$48,025
Cost of revenues	-	8,220		24,140
Gross profit	-	10,708	-	23,885

Operating expenses:
General and administrative expenses	1,659	23,644	54,466	24,305
Total operating expenses	1,659	23,644	54,466	24,305

Operating (loss) / profits	(1,659)	(12,936)	(54,466)	(420)

Other income (expenses):
Other expenses	-	-
	-	-

(Loss) / profit before taxes from continuing operations	(1,659)	(12,936)	(54,466)	(420)

Provision for income taxes	-	-

Net (loss) / profit	(1,659)	(12,936)	(54,466)	(420)

(Loss) / Profit per common share:
-Basic and diluted	(0.00)	0.00	(0.00)	(0.00)

Basic and diluted weighted average shares outstanding	6,505,100	6,505,100	6,505,100	5,756,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.

Unaudited Condensed Statements of Cash Flows

	Nine months ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities
Net (loss) / profits from continuing operations	$(54,466)	$(420)
Prepaid expenses	-	(200)
Amortization and depreciation	-	1,400
Accounts payable	-	4,100
Decrease in accounts payable and accrued liabilities	1,402	-
Net cash provided by operating activities	$(53,064)	$4,880

Cash flows from investing activities
Purchase of Equipment	-	(24,000)
Purchase of Computer	-	(1,200)
Net cash used in investing activities	$-	$(25,200)

Cash flows from financing activities
Proceeds from loan from common stock	-	30,102
Proceeds from loan from shareholder	53,064	12,000
Net cash provided by financing activities	$53,064	$42,102

Net increase in cash and cash equivalents	-	21,782

Cash and cash equivalents–beginning of period	-	749

Cash and cash equivalents–end of period	$-	$22,531

Supplementary cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Adveco Group Inc.
Notes to Financial Statements

1.	Organization and Principal Activities

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. The Company did not have operations that generated revenues and positive cash flows; however, the Company’s management has been reviewing investment opportunities.

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

The accompanying financial statements have been prepared on a going-concern basis. The going-concern basis assumes that assets will be realized and liabilities will be settled in the ordinary course of business in the amounts disclosed in the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. For the nine months ended September 30, 2018, the Company incurred a substantial loss of $54,466. As of September 30, 2018, the Company had a working capital deficit of approximately $90,567. There was substantial doubt concerning the Company’s ability to continue as a going concern at December 31, 2017; these conditions that gave rise to that doubt were still outstanding as at the date of this report.

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

As of September 30, 2018, the Company had 6,505,100 shares issued and outstanding.

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

Since September 20, 2016 (Inception) through September 30, 2018 the Company’s sole officer and director loaned the Company to pay for operating expenses and purchase of equipment. As of September 30, 2018, the amount outstanding was $56,568. The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATION

As of September 30, 2018, we have accumulated a deficit of $ 97,072. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended September 30, 2018

Revenue

During the three months ended September 30, 2018, the Company has generated $0 in revenue.

Operating Expenses

During the three-months period ended September 30, 2018, we incurred total expenses and professional fees of $1,659. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the three-months period ended September 30, 2018 was $1,659.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2018 our current assets were $ 0 compared to $ 0 in current assets at December 31, 2017. As at September 30, 2018, our current liabilities were $ 61,970 compared to $ 7,504 as of December 31, 2017.

Stockholders’ deficit was $ 7,504 as of December 31, 2017 compared to stockholders’ equity of $ 61,970 as of September 30, 2018.

Cash Flows from Operating Activities

For the nine-months period ended September 30, 2018, net cash flows from operating activities was $ 53,064 , consisting of net loss of $ 54,466, decrease in prepaid expenses of $ 0 and increased in accounts payable of $ 1,402.

Cash Flows from Investing Activities

We used $ 0 in investing activities during the nine-months period ended September 30, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine-months period ended September 30, 2018 were $ 53,064, consisting entirely of loan from shareholder.

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

GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (September 20, 2016) resulting in an accumulated deficit of $ 97,072 as of September 30, 2018 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended September 30, 2018.

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

ADVECO GROUP INC.

Dated: November 19, 2018	By:	/s/ Xuebing Ma
Xuebing Ma
President and Chief Executive Officer and Chief Financial Officer

