Form 10-K
period 2018-12-31
Adveco Group Inc.
filed 2019-04-16
CIK 1698519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-216143

ADVECO GROUP, INC.
(Name of Small Business Issuer in its charter)

Nevada	98-1326996
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

No. 88, Group 5, Cheqiao Village

Luhe New District, Jingmen City,

Hubei, China

Address of registrant’s principal executive offices

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of June 30, 2018, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15,937,495, based upon the closing price of the registrant’s common stock as reported on the OTC market on such date. Because there is no active trading market for the Company’s common stock, the Company does not believe that the quoted price of its common stock is indicative of the actual value of such stock.

As of April 16, 2019, there were 434,073,648 shares, $0.001 par value, of common stock outstanding.

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

Item 1. Business

History

Adevco Group, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Nevada on September 20, 2016. Our initial business was distributing apparel and work wear produced in Kyrgyzstan to the European and Commonwealth of Independent States (CIS) markets.

On December 5, 2017, as a result of a private transaction, the control block of voting stock of the Company, represented by 5,000,000 shares of common stock was transferred from Inna Min to Ma Xuebing, Zhang Qiang, Liu Dezhen, Ma Yue, Deng Kefang, Li Yumei, Liu Hongju, Yang Chengjie, Gong Ling, Li Yuanhong, Li Xunguo, Liu Bin, Huang Shuanglin, He Quanmei, Zhou Keping, Wang Xianmei, Wan Qunzhi (the “Purchasers”) , and a change of control of the Company occurred.

Pursuant to a Share Exchange Agreement dated May 10, 2018, as amended on November 26, 2018, between the Company and all the stockholders of SunnyTaste Group Inc., a British Virigin Islands limited liability company (“STGI”), who collectively held 100% of the issued and outstanding capital stock of STGI (the “STGI Shareholders”), the Company issued,on December 26, 2018, 427,568,548 shares of the Company’s common stock to the SGTI Shareholders, which as result collectively hold 98.5% of the issued and outstanding common stock of the Company immediately after the closing pf the Share Exchange Agreement (the “Share Exchange”), in exchange for 100% of the issued share capital of STGI.

As a result of the Share Exchange, STGI became a wholly owned subsidiary of the Company. Our Company assumed the operations of STGI and its operating subsidiaries incorporated under the laws of People’s Republic of China (“PRC”), including Zhanyu (Hubei) Agricultural Development Co., Ltd. (“Zhanyu”), and Hubei Chenyuhui Agricultural Science &Technology Co., Ltd. (“Chenyuhui”). Since its inception, Chenyuhui has focused on high and new agriculture, ecological agriculture and leisure agricultural business. Chenyuhui also strives to develop rural recreational tourism, to promote high efficient planting-raising, leisure tourism, deep-processing and urban service. Zhanyu’s business focuses on crops and flower seedlings cultivation, livestock and poultry breeding, and catering services.

3

CORPORATE STRUCTURE

Adveco Group, Inc. (a Nevada Corporation)
100%
SunnyTaste Group Inc. (a British Virgin Islands company)
100%
SunnyTaste International Development Co., Ltd. (a British Virgin Islands company)
100%
SunnyTaste (Hong Kong) Co. Limited. (a Hong Kong company)	Off Shore
100%
Zhanyu (Hubei) Agricultural Development Co., Ltd. (a PRC company)	On Shore
100%
Hubei Chenyuhui Agricultural Science &Technology Co.Ltd. (a PRC company)

Our principal corporate office is located at No. 88, Group 5, Cheqiao Village, Luhe New District, Jingmen City,  Hubei, China.

Current Operations and Strategy

We currently focus on growing organic agricultural products and National Green Product certified food products (“the Green Food Products”) in central China. We are a vertically integrated company and control the production chain from growing to marketing. We strive to respond rapidly to changing market conditions while carefully controlling the quality and consistency of our products. We primarily sell our products online due to the general popularity of E-commerce and business in China. With the assistance of a dedicated 9-person online marketing operation team, we regularly update and add new products to our online marketplace catalog. We also utilize WeChat, one of the largest multi-purpose messaging, social media and mobile payment apps in China to actively promote our brands and reach out to potential customers. Through creating our “Mrs. Xin Official Accounts” and establishing a virtual marketplace in WeChat, we can easily attract a large number of customers regardless of their geographical locations. We are able to respond to customers’ demands rapidly through online platforms as well.

To further facilitate our business and broaden our customer base, we have established a chain store brand name “Mrs. Xin” and sell our organic agricultural and Green Food Products to both retailers and wholesalers. Chenyuhui also strives to develop rural recreational tourism, agritourism, and non-urban recreational activities. We aim at cultivating a unique brand in the eco-agriculture and rural tourism market in China. As our first step venturing into rural tourism business, we opened our country themed restaurant – Sunny Taste Countryside Diner in 2013.

In the near future, we intend to expand beyond our agricultural business and deepen our presence in the recreational tourism industry by creating a unique Sunny Taste Ecological Agriculture Park. We have been developing this rural based amusement park with multiple facilities amounted to approximately 11,144 square meters since June 29, 2016, including farming culture museum, local tribal culture museum, rural economic and cultural exchange center, traditional Chinese education training camp, rural vocational and technical training center.

As of the date of this Annual Report on Form 10-K, ADVV, through its operating subsidiary, has 159 employees and is located in No. 88, Group 5, Cheqiao Village, Luhe New District, Jingmen City, Hubei Province, China..

Our Products and Services

Green Food Products

At present, we offer three categories of Green Food Products: fruits, vegetables and grain crops.

Fruits: we grow approximately 20 types of fruits such as grape, strawberry, sand pear, kiwi, peach, mulberry, alfalfa, citrus, and bayberry. Our principal focus, however, are Asian pears and oranges because they are most adaptable to central China’s climate and soil.

Vegetables: we grow approximately 40 types of vegetables such as tomatoes, cucumbers, small pumpkins, eggplant, cabbage, spinach, leeks, peppers, bitter gourd, and loofah.

Grain Crops: we have a rice plantation with a total area of approximately 3,335,000 square meters in Mahe and Guishan, China.

Besides producing our own organic and Green Food Products, we also offer local food products from suppliers within the municipality of Hubei, China. Through distribution rights and agreements, we serve as the product suppliers’ representative utilizing both traditional wholesale channels and internet technology platforms such as the WeChat to communicate and offer products to customers such as individuals, restaurants, food suppliers, merchants, stores and supermarkets.

Our Company also offer processed food products. Either we outsource our food production assignments to third parties or we manufacture processed food products by ourselves. Our own production line manufactures pickles, bean products, processed meat and poultry products. We outsource some of our production assignments to qualified third party food processors. We supply them with raw materials and the Company’s quality control department monitors such third party’s production progress through routine inspection and written reports. All the processed food products, regardless of its production origins, are subject to the same rigorous standards set forth by us.

Pork Products

The “Running Piglet”, our pork product brand, is a unique pork brand we cultivated that includes all parts of fresh pigs such as pork loin, pork ribs, pork tails and many others. Our pork products have been our principal products since their first introduction in 2016, and they contributed $767,727of revenue in 2018.Ourpig farm is located in Mahe and Jingmen towns of Hubei Province, China. Our facility for the manufacturing, sales, marketing and brand management is located in Jingmen town of Hubei Province, China. Our pigs are offspring of Huai pigs and Luchuan pigs. Our pigs grow in a free-range environment and it typically takes 10 to 12 months for our pigs mature, which is longer than average market pigs. Our pigs feed on a mixture of corn flour, rice bran, bran, clamshell, and natural probiotics. We create individual profiles for each of our pigs and record their daily routines to obtain all information relevant to an effective quality control of our pigs. Growing in the wild, our pigs drink natural spring water, breathe fresh air, and roam freely. They keep a regular daily routine and an active lifestyle-- they climb the mountains and swimming in rivers for about eight hours a day. We believe such lifestyle substantially enhance the quality of our pork product.

Our pork products quickly became popular since their first introduction in 2016. Customers praised our pork products’ savory taste and delicate texture. In 2018, we increased our sales and marketing efforts in cities such as Xi’an and Wuhan, and expanded into the markets of Northwestern China, Central China, Southern China and Southwestern China. Our goal is to make the “Running Piglets” a renowned national brand.

Sunny Taste Countryside Diner

At present, the company’s catering service is Sunny Taste Countryside Diner (the “Diner”), a country themed restaurant located at No. 88, Group 5, Cheqiao Village, Luhe New District, Jingmen City, Hubei Province. The diner currently has 15 large, medium and small private dining rooms, and a 400-people dining hall, which in total can accommodate around 500 people at any given time. The Diner offers a variety of popular authentic home-cooked Chinese meals, including gluten-free and vegetarian options. Since its inception, Sunny Taste Countryside Diner also helps to promote our own food brand “Mrs. Xin”. Our standard menu features our most popular Central China country style dishes, in addition to a wide selection of other dishes, appetizers, desserts and beverages. We periodically offer new dishes and seasonal menu selections to attract more customers. Given the increasing popularity of rural tourism, SunnyTaste Countryside Diner has attracted approximately 1.5 million customer visits at the end of 2018.

We believe that the following factors contribute to the popularity of the Diner: fresh ingredients supplied exclusively by our farms and production line, Central China country themed menus, on-site food preparations, and effective quality control. We only use ingredients supplied by our own farms and production line so that we can monitor the quality of our food. For each dish, we develop and prepare unique sauce package based on the recipe we have developed, catering to evolving customer tastes in China. Our well-trained cooks then freshly prepare each dish in batches on stovetops in our restaurant’s kitchen. In order to ensure the consistent high quality of our dishes, we have a food safety and quality assurance program in effect, maintaining high standards for our food source and preparation procedures.

Our Sunny Taste Countryside Diner is the first step of the Company’s plan to build an ecological agricultural park in Jingmen Town of Hubei Province, China.

Competitive Advantages

We believe that our diversified product portfolio, which allows us to appeal to a broader market than average competitors, is a decisive business advantage. We also believe that the proximity between our own regional food production centers and retail stores enables us to avoid the necessity to transport fresh produce over long distance, thereby reducing our transportation expenses and potential spoils substantively. This is a critical advantage in maintaining high quality and freshness of our products. Our restaurant is known for using fresh ingredients from our farms. Coupled with the fact that our restaurant is the biggest one in Zhanghe district, we are confident that our restaurant enjoys distinctive advantages in its serving size and quality of food. In addition, using popular Chinese social media such as WeChat allows the consumers to order their foods directly to their door, providing us a much greater market penetration.

Research and Development

At present, we do not have any research and development activities. We do not expect any research and development activities in the near future.

Industry and Principal Markets

China Food Processing Market

China’s food processing industry sales values continued to grow steadily. According to the Global Agricultural Information Network’s annual report, the food processing market estimates its 2017 revenues amounted to RMB 18 trillion (nearly US$2.5 trillion). The continuous urbanization has resulted in increased job opportunities for a population of 13.22 million in urban areas in 2017, creating an even larger demand for packaged food. The per capita disposal income at the national level grew by 6.7 percent in 2017, according to Premier’s government work report in March 2017. Given the huge demand for enough food to feed a population of 1.4 billion, coupled with increasing demand for quicker, safer and healthier food, China’s food industry is likely to see continued growth at a fast pace in the future.

Many food manufacturers have launched new strategies, including employing high quality ingredients, introducing new technologies, and diversifying product lines. It is expected that this trend of introducing newer technologies, better food ingredients and more creative food innovations will improve the long-term prospects for China’s food industry. Particularly, with the industry’s increased scale, innovation and profitability, it is likely to also boost the use of imported food ingredients.

China Foodservice Restaurant Market

The Chinese foodservice market is a rapidly growing market with many potentials. The China food service market is expected to grow at a compound annual growth rate of 11.5% during the forecast period of 2018-2023. China is the largest market for foodservice restaurants, globally, ahead of the US, which is the second largest market.

The primary factors driving the market for food service restaurants are the increased dining out for socializing, business meetings, family gatherings, gathering with friends and the unwillingness of consumers to cook at home. The revenue of China’s foodservice industry is expected to exceed 3.9 trillion yuan (about $603.6 billion) for 2018, up 10.7 percent compared to 2016, according to the latest statistics from the Chinese Cuisine Association. The association’s 2017 annual food consumption report shows that in 2017, Chinese-style meals still dominate, accounting for 57 percent of the total. The report also shows that younger customers are the driving force among food and beverage consumers, accounting for around half of all food and beverage consumption. The value of China’s takeaway food app market is expected to exceed 200 billion yuan in 2017, according to the report. This is a substantial increase on the 166 billion yuan recorded in 2016. An earlier report released by the National Bureau of Statistics showed that from January to October 2017, the income from national food and beverage sales was 3.2 trillion yuan, up 11 percent from the same period in 2016.

Our Customers

Although we mainly serve the customers in Hubei, we are able to reach customers who have access to the Internet and a mobile device. Customers from anywhere can order our food products directly online. We retained several reputable delivery services companies in China, such as SF Express, to help us deliver our products on a national scale.

Our Sunny Taste Diner primarily serve local customers in Hubei. After the completion of our comprehensive plan to build the ecological agricultural park, we expect Sunny Taste Diner could attracter customers from places all over China.

Our Suppliers

Although most of our suppliers are company-owned or in-house, we do occasionally procure raw material from local suppliers that are located principally within the municipality of Hubei, China. Through distribution rights and agreements, we also occasionally work as our local suppliers’ representative utilizing high technology platforms such as the WeChat mobile application to offer products on their behalf to end purchasers such as restaurants and food suppliers, merchants, stores and supermarkets.

Our Strategy

Our long-term goal is to become a leading provider of organic green food and rural tourism in China. We intend to achieve this goal by implementing the following strategies:

Maximize our existing resources to increase our profitability

•	Expanding our sales force both within Hubei Province and beyond through recruitment of sales and technical staff members.

•	In addition to our O2O sales and marketing efforts, we will also utilize our own website www.sunnytaste.com as a marketing channel to increase our marketing efforts.

•	Strengthening relationship with our existing clients by offering sales promotion incentives such as discounts, and vacation travel packages in the future.

•	Continually expanding our product offerings through developing new products and increasing production size.

•	Developing partnerships with farm machinery and equipment manufacturers.

•	Developing a more expansive client base to include food distributors and exporters throughout China.

Focus on improved efficiencies

We will continue to focus on improving the overall efficiency of O2O performance through exploring various options on new technologies and alternative platforms to benefit both our online and offline customers. We will address issues that arise from our food processing and rural tourism business such as product safety, environmental protection, occupational health, compliance with requirements of import and export rules and regulations. Resolving these regulatory and compliance issues will improve our compliance relationship with government agencies, which in turn increase our project application approval rates.

Continue to Provide Quality Food and Develop New Menu Items to Attract More Customer Visits

We plan to keep a simple yet diversified menu to retain our existing customers while developing new menu items to attract new customers. Our menu selections are regularly updated with new dishes and seasonal specials to reflect changing seasons, food trends and evolving tastes of our customers. We also plan to cater more to customers who enjoy green and healthy meals made from locally grown vegetables in the countryside. We plan to test our new menu items and experiment with new seasonings and flavors on a regular basis.

Further Enhancing Our Brand Recognition

We believe that enhancing market recognition of “Mrs. Xin” brand is crucial to our success. We have been developing “Mrs. Xin” since 2015. We believe a vital part of brand building is effective word-of-mouth referrals from satisfied customers. Thus our business focal point will be focusing on offering healthy, green, delicious and affordable Chinese food to the general public while improving overall shopping experience of our customers. In addition, we plan to continue enhancing customer awareness of our brand by conducting promotional activities in our restaurant and offering coupons as well as discounts. We also plan to initiate marketing campaigns in areas with concentration of potential customers. We also plan to place advertisements in residential communities and office buildings.

Marketing, Sales and Distribution

We market our products primarily through: 1) direct contact with business entities,2) attending our self-sponsored exhibitions, and3) online marketing through social platforms such as WeChat. Our marketing and sales teams work closely together to achieve our goal of delivering high quality fresh farm products.

PRC Government Regulations

Our products are subject to central government regulation as well as provincial government regulation in Hubei Province. Business and product licenses must be obtained through application to the central, provincial and local governments. We have obtained our business licenses to operate domestically under the laws and regulations of the PRC. We obtained business licenses to conduct businesses, including an operating license to sell packaged foods, meat and dried meat, fruits and vegetables, fruit sugar, fruit pectin, dried fruits and vegetables, dehydrated fruits and vegetables, fruit and vegetable juice drinks, and organic food.

In accordance with PRC laws and regulations, all our suppliers are required to comply with applicable hygiene and food safety standards in relation to our production processes. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production activities, which could disrupt our operations and adversely affect our business.

We also have to comply with the laws and regulations relating to the distribution of Internet content in China such as the Application of the Appropriate Internet Content Provider License and our data usage policy has to be in accordance with Regulations of The People’s Republic of China for Safety Protection of Computer Information System. Currently, our Company is in compliance of laws and regulations relating to the distribution of Internet content in China.

Food Safety Laws

Our products meet the requirements of general Food Safety Law of the People’ Republic of China, Quality and Safety of Agricultural Products Law of the People’s Republic of China and the Product Quality Law of the People’s Republic of China. In order to enter the processing food market in China, the State implements a market access system for food quality and safety, and a licensing system for food production and operation. Those who engage in food production and food sales are generally required to obtain permits covering the specific type of food they are allowed to produce. However, there is no need to obtain permit to sell edible agricultural products. Therefore, we only need to apply for the “Food Production License” and “Enterprise Business License”. The “Enterprise Business License” stipulates our business scope, which covers cured meat products, fish products, starch products, soybean products (non-fermented soybean products) and other soybean products, wine, fruit wine, rice, enzymes, honey production, crops, rice products, and etc. We also obtained business license allowing us to conduct nursery stock cultivation, vegetables, fruits cultivation, processing, online and physical sales of cured meat products, fish products, starch products, soybean products (non-fermented soybean products) and other soybean products, pre-packaged food, bulk food, dairy products (excluding infant formula milk powder) crops (excluding grain purchase and other specially regulated food products) vegetables, fruits, wines, wine, rice, enzymes, honey, large restaurants (including cold dishes), cultivation, breeding technology research and development, technical services, bio-fertilizer research and marketing, conference services, aquatic products, livestock and poultry breeding. Our sales must be conducted in accordance with the laws and regulations of the People’s Republic of China. In the process of food production, we must abide by relevant food safety standards, food production and operation standards and hygiene standards.

PRC Laws and Regulations relating to Employment and Social Welfare

Labor Laws

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. The Company has performed its obligations required under the relevant PRC laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. The Company did not deposit social insurance fees for employees in full for the period from its establishment to the date of this annual report. The Company has deposited the social insurance fees in full for all the employees in compliance with the relevant regulations since March, 2017.

In accordance with the Regulations on Management of Housing Provident Fund (the “HPF”), which were promulgated by the State Council on April 3, 1999 and last amended on March 24, 2002, employers must register at the designated administrative centers and open bank accounts for depositing employees’ housing funds. Employer and employee are also required to pay and deposit housing funds, with an amount no less than 5% of the monthly average salary of the employee in the preceding year in full and on time.

The Company has registered at the designated administrative centers and opened bank accounts for depositing employees’ housing funds, however, the Company has not deposited employees’ housing funds in full according the Regulations of HPF. There is a risk of administrative penalty imposed by the designated administrative center.

PRC Laws and Regulations relating to Foreign Exchange

General administration of foreign exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Circular 19 and Circular 16

Circular 19 was promulgated by SAFE on March 30, 2015, and became effective on June 1, 2015. According to Circular 19, foreign exchange capital of foreign-invested enterprises shall be granted the benefits of Discretional Foreign Exchange Settlement (“Discretional Foreign Exchange Settlement”). With Discretional Foreign Exchange Settlement, foreign exchange capital in the capital account of a foreign-invested enterprise for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau, or for which book-entry registration of monetary contribution has been completed by the bank, can be settled at the bank based on the actual operational needs of the foreign-invested enterprise. The allowed Discretional Foreign Exchange Settlement percentage of the foreign exchange capital of a foreign-invested enterprise has been temporarily set to be 100%. The Renminbi converted from the foreign exchange capital will be kept in a designated account and if a foreign-invested enterprise needs to make any further payment from such account, it will still need to provide supporting documents and to complete the review process with its bank.

Furthermore, Circular 19 stipulates that foreign-invested enterprises shall make bona fide use of their capital for their own needs within their business scopes. The capital of a foreign-invested enterprise and the Renminbi if obtained from foreign exchange settlement shall not be used for the following purposes:

•	directly or indirectly used for expenses beyond its business scope or prohibited by relevant laws or regulations;

•	directly or indirectly used for investment in securities unless otherwise provided by relevant laws or regulations;

•

directly or indirectly used for entrusted loan in Renminbi (unless within its permitted scope of business), repayment of inter-company loans (including advances by a third party) or repayment of bank loans in Renminbi that have been sub-lent to a third party; and

•	directly or indirectly used for expenses related to the purchase of real estate that is not for self-use (except for foreign-invested real estate enterprises).

Circular 16 was issued by SAFE on June 9, 2016. Pursuant to Circular 16, enterprises registered in the PRC may also convert their foreign debts from foreign currency to Renminbi on a self-discretionary basis. Circular 16 provides an integrated standard for conversion of foreign exchange capital items (including but not limited to foreign currency capital and foreign debts) on a self-discretionary basis applicable to all enterprises registered in the PRC. Circular 16 reiterates the principle that an enterprise’s Renminbi converted from foreign currency-denominated capital may not be directly or indirectly used for purposes beyond its business scope or purposes prohibited by PRC laws or regulations, and such converted Renminbi shall not be provided as loans to non-affiliated entities.

Dividend Distributions

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

Our headquarter is located at No. 88, Group 5, Cheqiao Village, Luhe New District, Jingmen City, Hubei, China, where we own the property with an aggregate area of approximately 27973.6 square meters. This includes Huaxin’s sales and marketing office, communication and business development office, our management and operations facilities and our restaurant.

The Company also currently leases the following properties for its operations:

•

from Committee of Cheqiao Village on an arm’s length basis, approximately 3,071,564 square meters of agriculture field at Cheqiao Village, Luhe New District, Jingmen City, Hubei, China under a lease that expires on February 28, 2028 and can be renewed subject to mutual agreements by both parties;

•

from Committee of Cheqiao Village on an arm’s length basis, approximately 5,463,256 square meters of agriculture field at Cheqiao Village, Luhe New District, Jingmen City, Hubei, China under a lease that expires on May 9, 2040 and can be renewed subject to mutual agreements by both parties.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not actively traded. Our common stock is quoted on the OTC Pink Open Market (the “OTC Pink”) under the trading symbol “ADVV”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink is for all types of companies that are there by reasons of default, distress or design, which is are further sub-categorized by the levels of information provided. Traditionally companies that do not meet the financial and other listing requirements of a regional or national stock exchange are listed and traded on the OTC Pink.

The following table shows the high and low bid prices of our common shares on the OTC Pink for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low
Fiscal Year 2018	Bid	Bid
First Quarter	$2.00	$1.00
Second Quarter	$7.50	$2.00
Third Quarter	$2.57	$1.95
Fourth Quarter	$2.68	$1.90

Fiscal Year 2017	Bid	Bid
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

There is no “public market” for shares of common stock of the Company. Although the Company’s shares are quoted on the OTC Pink marketplace, there has been almost no transaction taken place in the previous ten years. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

Stockholders of Record

As of April 16, 2019, we had approximately 145 shareholders holding 434,073,648 shares of our common stock.

Dividends

Holders of our common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sale of Unregistered Securities

On December 26, 2018, the Company closed a share exchange transaction with STGI and three stockholders who collectively held 100% of the issued and outstanding capital stock of STGI (the STGI Shareholders). Pursuant to the Share Exchange Agreement, the Company issued 427,568,548 shares of the Company’s common stock to the SGTI Shareholders and transferred these shares to the STGI Shareholders, which, as result thereof, collectively hold 98.5% of the issued and outstanding common stock of the Company immediately after the Closing, in exchange for 100% of the issued share capital of STGI.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers.

None.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

Overview

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. The Company did not have operations that generated revenues and positive cash flows; however, the Company’s management has been reviewing investment opportunities.

On March 22, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 2,000,000,000.

On May 9, 2018, the Company entered into share exchange agreement by and among Sunny Taste Group Inc. (“STGI”) and its shareholders: 1.) Zhang Hua, 2.) Chen Hao Development Co., Ltd. and 3.) Shengjie Development Co., Ltd. whereby the Company newly issued 427,568,548 shares of its common stock in exchange for all the outstanding shares in STGI.  This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and STGI, the legal acquiree, is the accounting acquirer.

Sunny Taste Group Inc. (“STGI”) is a limited company incorporated in the British Virgin Islands on August 24, 2017.  The Company is an investment holding company.  Its primary business activities are conducted through its wholly owned subsidiaries in the Hubei province in the People’s Republic of China (“PRC”).  The Company primarily grows and sells a variety of agricultural products to local customers.

Sunny Taste International Development Co., Ltd. (“STID”) is a limited company incorporated in the British Virgin Islands on August 24, 2017.  It is wholly owned subsidiary of STGI.

Sunny Taste (Hong Kong) Co., Limited (“STHK”) was incorporated on September 2, 2016 in Hong Kong with limited liability.  It is a wholly owned subsidiary of STID.

On November 1, 2017 Jingmen Wingspread Agriculture Company Limited (“JWAC”) was incorporated as wholly owned foreign entity in the PRC.  It is a wholly owned subsidiary of STHK.

Hubei Chenyuhui Agriculture Technology Company Limited (“HCAT”) was incorporated on October 30, 2012. It was acquired by JWAC on or about March 30, 2018; accordingly, HCAT became a wholly owned subsidiary of JWAC.

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited. (“HHXT”) as a branch office.

Results of Operations

As of December 31, 2018 and 2017, the accumulated deficit was $(12,648,527) and $(9,190,050) respectively. Our ability to operate as a going concern depends largely on if we are able to generate sufficient profits to make payments when due and meet obligations. We intend to increase revenue through the projects and activities stated above in OUR BUSINESS paragraphs but there is no guarantee that we will be successful in implementing our plans.

The following discussion and analysis should be read in conjunction with our audited financial statements and related notes thereto.

Comparison of Years Ended December 31, 2018 and 2017

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017.

	Year ended December 31, 2018	Year ended December 31, 2017	Change
Net revenues	$1,655,952	$381,056	$1,274,896
Cost of revenues	1,462,639	1,074,872	387,767
Gross profit	193,313	(693,816)	887,129
Operating expenses:
Selling and marketing expenses	453,912	244,900	209,012
General and administrative expenses	3,173,088	5,310,777	(2,137,689)
Total operating expenses	3,627,000	5,555,677	(1,928,677)
Total other income/(expenses)	(32,110)	(161,490)	129,380
Loss before tax	(3,465,797)	(6,410,983)	2,945,186
Tax expense	-	-	-
Net loss	$(3,465,797)	$(6,410,983)	$2,945,186

Revenues. We generated $1,655,952 and $381,0568 in revenues for the years ended December 31, 2018 and 2017 respectively. The revenues in 2018 were generated primarily by selling pork and fruits as well as operating a restaurant inside our premises. Our revenues increased $1,274,896 in the year 2018 compared to the year 2017. Such increase was mainly due to significant growths of revenue generated from selling pork and operating a restaurant.

Cost of revenues. We incurred $1,462,639 cost of goods sold for the year ended December 31, 2018 compared to $1,074,872 for the year ended December 31, 2017. The growth of cost of revenues was due to generating more revenues.

Gross profit. As a combined result of revenues and cost of revenues, the gross profits were $193,313 and $(693,816) for the respective periods.

Selling and marketing expenses. Our selling and marketing expenses consisted primarily of salary expenses, package and depreciation. Our selling and marketing expenses increased to $453,912 for the year ended December 31, 2018 from $244,900 for the year ended December 31, 2017. Such increase was due to hiring more sales people and spending more on package and a higher depreciation expense.

General and administrative expenses. Our general and administrative expenses consisted mainly of research and development expenses, professional fees and salary expenses. Our general and administrative expenses decreased by $2,137,689 to $3,173,088 for the year ended December 31, 2018. Such decrease incurred mainly because we expended less on research and development expenses and realized less write-offs of accounts receivable.

Net loss. As a cumulated effect of the factors described above, our net loss decreased by $2,945,186 to $3,465,797 for the year ended December 31, 2018.

Liquidity and Capital Resources

Working capital	December 31, 2018	December 31, 2017
Total current assets	$1,127,648	$2,104,812
Total current liabilities	18,558,803	14,816,958
Working capital surplus/(deficiency)	$(17,431,155)	$(12,712,146)

As of December 31, 2018, we had cash and cash equivalents of $33,340. To date, we have financed our operations primarily through contributions by owners and borrowings from related parties.

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months. We may, however, in the future, require additional cash resources due to changing business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

The following table provides detailed information about our net cash flows for the years ended December 31, 2018 and 2017 in this report:

Cash Flow

	2018	2017
Net cash provided by (used in) operating activities	$(2,807,320)	$(4,044,143)
Net cash provided by (used in) investing activities	(1,907,966)	(2,900,855)
Net cash provided by (used in) financing activities	4,592,023	7,066,294
Net increase (decrease) in cash and cash equivalents	(123,263)	121,296
Effect of foreign currency translation on cash and cash equivalents	1,359	(577)
Cash and cash equivalents at beginning of period	155,244	34,525
Cash and cash equivalents at end of period	$33,340	$155,244

Operating Activities

Net cash used in operating activities was $2,807,320 for the fiscal year ended December 31, 2018, as compared to that of $4,044,143 for the year ended December 31, 2017. The decrease of in net cash used in operating activities was mainly because of a significant decline in net loss.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $1,907,966, as compared to $2,900,855 for the year ended December 31, 2017. The decrease in net cash used in investing activities was primarily because we spent less in purchasing plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 was $4,592,023, as compared to $7,066,294 for the year ended December 31, 2017. The decrease in net cash provided by financing activities was mainly attributable to a decrease in related party balances.

Capital Expenditures

Capital expenditures for the fiscal year ended December 31, 2018 and 2017 were $ 1,885,289 and $2,891,620 respectively. The decrease in capital expenditures was due to the fact that we spent less in purchasing plant and equipment and construction in progressin the year 2018.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Accounts receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Bad debts are written off against allowances.

Inventories

Inventories consist of raw materials and finished goods are stated at the lower of cost or market value.  Finished goods costs include: materials, direct labor, inbound shipping costs, and allocated overhead.  The Company applies the weighted average cost method to its inventory.

Advances and prepayments to suppliers

The Company makes advance payment to suppliers and vendors for the procurement of raw materials.  Upon physical receipt and inspection of the raw materials from suppliers the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.  The Company’s typically applies a salvage value of 0% to 10%.  The estimated useful lives of the plant and equipment are as follows:

Landscaping, plant and tree	1-3 years
Machinery and equipment	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Intangible assets

Intangible assets are carried at cost less accumulated amortization.  Amortization is provided over their useful lives, using the straight-line method.  The estimated useful lives of the intangible assets are as follows:

Land use rights	20-40 years
Software licenses	5-10 years
Trademarks	20-40 years
Patents	10 years

Construction in progress and prepayments for equipment

Construction in progress and prepayments for equipment represent direct and indirect acquisition and construction costs for plants, and costs of acquisition and installation of related equipment.  Amounts classified as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB).  The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2018	2017
Year end RMB: US$ exchange rate	6.8764	6.7563
Annual average RMB: US$ exchange rate	6.6146	6.5604

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer.  The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of this guidance on the financial statements.

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1.  The Company is currently evaluating the impact on the financial statements of this guidance.

In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is currently evaluating the impact on the financial statements of this guidance.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not mandated to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures. Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC.

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that, as of December 31, 2018, the Company’s ICFR was effective at the reasonable assurance level.

Attestation Report of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

In connection with the Share Exchange, Xuebing Ma resigned from his positions as Chief Executive Officer, President and Director of the Company, effective December 26, 2018.

In connection with the Share Exchange, Cheung Wa and Desheng Chen were appointed as directorsof the Company, effective December 26, 2018.

In connection with the Share Exchange, Jiahong Bo was appointed as the Company’s Chief Executive Officer and Chief Operating Officer. Zhilei Yan was appointed as Company’s Chief Financial Officer and Yeung Yee Hung was appointed as the Company’s Secretary, all effective December 26, 2018.

Except for the aforementioned changes in Company’s internal control over financial reporting, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the occurred during the Company’s last fiscal quarter ended December 31, 2018, to have materially affected the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth information as of the date of this report with respect to our management as of the date of this report:

NAME	AGE	POSITION(S)	DATE ELECTED OR APPOINTED

Cheung Wa	51	Chairman of the Board	Appointed 12/26/2018

Hongbo Jia	43	Chief Executive Officer, Chief Operating Officer	Appointed 12/26/2018

Zhilei Yan	39	Chief Financial Officer	Appointed 12/26/2018

Ma Xuebing	50	Former President, Chief Executive Officer and Chief Financial Officer	Resigned 12/26/2018

Ms. Cheung Wa, age 51, has been our Chairman of the Board since December 26, 2018. She is the founder of our subsidiary, SunnyTaste Group and has been the Chairman of SunnyTaste Group since its inception in 2008. Ms. Wa graduated from Hougang High School in 1985. A natural leader in the business field, Ms. Wa received numerous awards from local government and entrepreneur associations lauding her contribution to the society as an outstanding female business leader.

Mr. Hongbo Jia, age 43, has been our Chief Executive Officer and Chief Operating Officer since December 26, 2018. Mr. Jia has over 15 years managerial experience. From 2014 to 2015, Mr. Jia served as the Executive Director for Shenzhen Zhouming Technology Co., Ltd., a semiconductor manufacturer listed on Shenzhen Stock Exchange. From 2003 to 2014, he served as a deputy manager of marketing for Shenzhen Yuxing Industrial Development Co., Ltd., a software company listed on Shenzhen Stock Exchange. Mr. Jia obtained his bachelor degree in Chinese from Nanjing Normal University in 1996.

Mr. Zhilei Yan, age 39, has been our Chief Financial Officer since December 26, 2018. From 2015 to 2017, Mr. Yan served as the Executive Director for Huge Leader Holdings Limited, a public company listed on Hong Kong Stock Exchange. From 2009 to 2015, Mr. Yan served as a deputy general manager in Shenzhen Rongxing Industrial Development Co., Ltd., a software company listed on Shenzhen Stock Exchange. Mr. Yan received a bachelor degree in accounting from Jilin University of Finance and Economics, a bachelor degree in law from Jilin University, and a master degree in business administration from The Chinese University of Hong Kong.

Mr. Ma Xuebing, age 50, commenced his work at Haoyijia Department Chain Store as a general manager since December 1999. As a general manager, he developed the supply chain management system and entire workflow of daily operations, in order to smoothen the working procedures and logistic flow under his supervision. Furthermore, he has supervised the whole department store as a management-over-sight and involved in management level meetings to implement the strategic plans. Between April 1993 and October 1999, he worked for Huishang Group, as a manager of home appliance department, garment department and daily chemical department, who is in charge of routine management affairs. After 25 years’ experience in sales and operation, Mr. Ma has been appointed as a Chief Executive Officer, President, Secretary, Treasure and Chairman of Board of Directors in December 5, 2017.

The term of office of our director expires at the Company’s annual meeting of stockholders or until such person’s successor is duly elected and qualified. Our directors are not compensated for serving as such. Officers serve at the discretion of the board of directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” None of our directors are independent directors under the applicable standards.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, to our knowledge, except as described below, none of our present or former directors, executive officers or persons nominated to become directors or executive officers has been the subject of any of the following:

(1)	A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any federal or state securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as disclosed herein, we are not a party to any pending legal proceeding. To the knowledge of our management, except as disclosed herein, no federal, state or local governmental agency is presently contemplating any proceeding against us.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2018, there were no untimely filings of Section 16(a) reports.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Neither of our directors is an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board of Directors oversees the functions which would be performed by a compensation committee.

Code of Ethics

The Company currently does not have a code of ethics.

Item 11. Executive Compensation.

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees is subject to a written employment agreement nor has any officer received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

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

The applicable percentage of ownership is based on 434,073,648 shares of common stock outstanding as of the date of this report. The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned
Xuebing Ma	3,400,000	0.78%
Cheung Wa	42,756,855	9.9%
Hongbo Jia	-	-%
Zhilei Yan	-	-%
All officers and directors as a group (4 person)	46,156,855	10.68%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

At December 31, 2018 and 2017, the Company lent funds to the following related parties; these loans were unsecured and non-interest bearing.

Entity	2018	2017	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$74	$3,006	Common Control
Shayang Yutai Cultivation Professional Cooperative	-	1,939	Common Control
Jinmen Yutai Agricultural Technology Corporation	-	696,424	Common Control
Jinmen Zhanghe Yuhe Fishery Professional Cooperative	-	94,064	Common Control
Hubei Chenyuhui Property Co., Ltd.	-	688	Common Control
Hubei Xinxiaoqin E-commerce Co., Ltd.	-	768	Common Control
Desheng Chen	5,480	815	Relative to CEO
Feifei Yang	-	348	Relative to CEO
Xiangyi Yang	-	422	Relative to CEO
Hubei Chenyuhui Retail Store	40,152	306	Common Control
Jinmen Xintai Asset Management Co., Ltd.	275	-	Relative to CEO
Jingmen Xinxin Cultural Development Co., Ltd.	30,479	-	Common Control
	$76,460	$798,780

At December 31, 2018 and 2017, the Company owed funds to the following related parties. These advances were unsecured and non-interest bearing and due on demand:

Entity	2018	2017	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$4,616	$1,111,819	Common Control
Jinmen Quntai Agriculture Technology Corporation	13,975	99,315	Common Control
Jinmen Wanfuji Food Co., Ltd.	-	181	Common Control
Jinmen Shanzhiwei Chuqin Livestock Professional Cooperative	-	946	Common Control
Hubei Chenyuhui Retail Store	45,892	37,625	Common Control
Jinmen Yutai Agricultural Technology Corporation	28,881	-	Common Control
Hua Zhang	16,868,121	10,550,145	Chief Executive Officer
Desheng Chen	-	1,037,958	Relative to CEO
Zhangzi Yu	-	109,475	Relative to CEO
Xiangyi Yang	-	143,188	Relative to CEO
Bin Zhang	-	1,634	Relative to CEO
Xuebing Ma	73,270	3,504	Relative to CEO
	$17,034,755	$13,095,790

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services for 2018 and 2017.

	2018	2017
Audit Fees	$67,500	$60,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$67,500	$60,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that is reasonably related to the performance of the audit or review of our financial statements and is not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit fees that were paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) All financial statements

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3) Exhibits

Exhibit No.	Description

3.1*	Certificate of Incorporation (Incorporated by reference to the Form S-1, Exhibit 3.1, filed on February 21, 2017)

3.2*	Articles of Amendment (Incorporated by reference to the Form 8-K, Exhibit 3.1, filed on March 23, 2018)

3.3*	Bylaws (Incorporated by reference to the Form S-1, Exhibit 3.2, filed on February 21, 2017)

10.1*	Share Exchange Agreement dated May 10, 2018, by and among the Registrant, SunnyTaste Group,and three stockholders (Incorporated by reference to the Form 8-K, Exhibit 10.1, filed on May 16, 2018)

31.1**	Certification of Principal Executive Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

31.2**	Certification of Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1***	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

____________

*	Previously filed
**	Filed herewith
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-K and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2019.

ADVECO GROUP, INC.

By:	/s/ Cheung Wa
Cheung Wa
Chairman of the Board of Directors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Cheung Wa	Chairman of the Board	April 16, 2019

/s/ Hongbo Jia	Chief Executive Officer, Chief Operating Officer	April 16, 2019

/s/ Zhilei Yan	Chief Financial Officer	April 16, 2019

Adveco Group, Inc.

Audited Financial Statements

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Adveco Group Incorporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adveco Group Incorporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since March 25, 2018

San Mateo, California

April 16, 2019

Adveco Group, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

	2018	2017
Assets
Current assets
Cash and cash equivalents	$33,340	$155,244
Accounts receivable	5,991	2,437
Other receivables	11,274	436,152
Inventory	696,570	589,868
Advances and prepayments to suppliers	143,411	38,641
Prepaid expenses, taxes and other current assets	160,602	83,690
Related party receivable	76,460	798,780
Total current assets	1,127,648	2,104,812

Non-current assets
Property, plant and equipment, net	895,273	772,365
Construction in progress, net	5,010,721	3,568,666
Intangible assets	2,413,826	2,501,094
Other assets and goodwill	4,363	4,440
Total Assets	$9,451,831	$8,951,377

Liabilities and Stockholders’ Deficit
Current liabilities
Short term bank loans	$261,763	$728,466
Notes payable	-	4,000
Accounts payable	943,756	521,396
Taxes payable	49,475	8,833
Other payable	127,614	429,645
Accrued liabilities and expenses	116,535	-
Customer advances and deposits	24,905	28,828
Related party payable	17,034,755	13,095,790
Total current liabilities	18,558,803	14,816,958

Total Liabilities	18,558,803	14,816,958

Stockholders’ Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 434,073,648 shares issued and outstanding	434,074	434,074
Additional paid in capital	2,869,890	2,869,890
Accumulated deficit	(12,648,527)	(9,190,050)
Accumulated other comprehensive loss	255,629	31,224
Non-controlling interest	(18,038)	(10,719)
Total Stockholders’ Deficit	(9,106,972)	(5,865,581)

Total Liabilities and Stockholders’ Deficit	$9,451,831	$8,951,377

See Accompanying Notes to the Financial Statements

Adveco Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2018 and 2017

	2018	2017

Net revenues	$1,655,952	$381,056
Cost of revenues	1,462,639	1,074,872
Gross profit/(loss)	193,313	(693,816)

Operating expenses:
Selling and marketing expenses	453,912	244,900
General and administrative expenses	3,173,088	5,310,777
Total operating expenses	3,627,000	5,555,677

Operating loss	(3,433,687)	(6,249,493)

Other income (expenses):
Interest income	2	859
Interest expense	(42,916)	(103,948)
Other income	23,750	38,827
Other expenses	(12,946)	(97,228)
Total other income and (expenses)	(32,110)	(161,490)

Loss before taxes from operations	(3,465,797)	(6,410,983)

Provision for income taxes	-	-

Net loss	$(3,465,797)	$(6,410,983)

Other comprehensive income:
Foreign currency translation income	224,405	31,224
Comprehensive loss	$(3,241,392)	$(6,379,759)

Weighted average number of common shares
Basic and diluted	434,073,648	434,073,648

Net loss per common shares
Basic and diluted	$(0.01)	$(0.01)

See Accompanying Notes to the Financial Statements

Adveco Group, Inc.

Consolidated Statements of Stockholders’ Deficit

For the years ended December 31, 2018 and 2017

		Additional		Accumulated Other	Non
	Common	Paid In	Accumulated	Comprehensive	Controlling
	Stock	capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2017	5,000	-	(5,018)	-	-	(18)
Capital contribution	1,505	28,597	-	-	-	30,102
Recapitalization	427,569	2,841,293	(2,784,768)	-	-	484,094
Net loss	-	-	(6,400,264)	-	(10,719)	(6,410,983)
Foreign currency translation adjustment	-	-	-	31,224	-	31,224
Balance as of December 31, 2017	434,074	2,869,890	(9,190,050)	31,224	(10,719)	(5,865,581)

Balance as of January 1, 2018	434,074	2,869,890	(9,190,050)	31,224	(10,719)	(5,865,581)
Net loss	-	-	(3,458,477)	-	(7,319)	(3,465,796)
Foreign currency translation adjustment	-	-	-	224,405	-	224,405
Balance as of December 31, 2018	434,074	2,869,890	(12,648,527)	255,629	(18,038)	(9,106,972)

See Accompanying Notes to the Financial Statements

Adveco Group, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities
Net loss	$(3,465,797)	$(6,410,983)
Amortization	67,965	67,574
Depreciation	179,525	47,617
Decrease in accounts and other receivables	430,032	997,422
Increase in inventory	(121,642)	(106,520)
(Increase)/decrease in prepayments and other current assets	(191,095)	880,801
Increase in payables and other current liabilities	293,692	479,946
Net cash used in operating activities	(2,807,320)	(4,044,143)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(1,885,289)	(2,891,620)
Purchase of intangible assets	(22,677)	(4,662)
Payments for security deposits	-	(4,573)
Net cash used in investing activities	(1,907,966)	(2,900,855)

Cash flows from financing activities
Proceeds from injection of capital by owners	-	126,704
Repayment of borrowings	(733,704)	(1,197,348)
Proceed from borrowings	261,763	728,466
Changes in related party balances, net	5,063,964	7,408,472
Net cash provided by financing activities	4,592,023	7,066,294

Net (decrease)/increase of cash and cash equivalents	(123,263)	121,296

Effect of foreign currency translation on cash and cash equivalents	1,359	(577)

Cash and cash equivalents–beginning of year	155,244	34,525

Cash and cash equivalents–end of year	$33,340	$155,244

Supplementary cash flow information:
Interest received	$2	$859
Interest paid	$42,916	$103,948
Income taxes paid	$-	$-

See Accompanying Notes to the Financial Statements

1. Organization and Principal Activities

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. The Company did not have operations that generated revenues and positive cash flows; however, the Company’s management has been reviewing investment opportunities.

On March 22, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 2,000,000,000.

On May 9, 2018, the Company entered into share exchange agreement by and among Sunny Taste Group Inc. (“STGI”) and its shareholders: 1.) Zhang Hua, 2.) Chen Hao Development Co., Ltd. and 3.) Shengjie Development Co., Ltd. whereby the Company newly issued 427,568,548 shares of its common stock in exchange for all the outstanding shares in STGI.  This transaction has been accounted for a reverse takeover transaction and a recapitalization of the Company whereby the Company, the legal acquirer, is the accounting acquiree, and STGI, the legal acquiree, is the accounting acquirer.

Sunny Taste Group Inc. (“STGI”) is a limited company incorporated in the British Virgin Islands on August 24, 2017.  The Company is an investment holding company.  Its primary business activities are conducted through its wholly owned subsidiaries in the Hubei province in the People’s Republic of China (“PRC”).  The Company primarily grows and sells a variety of agricultural products to local customers.

Sunny Taste International Development Co., Ltd. (“STID”) is a limited company incorporated in the British Virgin Islands on August 24, 2017.  It is wholly owned subsidiary of STGI.

Sunny Taste (Hong Kong) Co., Limited (“STHK”) was incorporated on September 2, 2016 in Hong Kong with limited liability.  It is a wholly owned subsidiary of STID.

On November 1, 2017 Jingmen Wingspread Agriculture Company Limited (“JWAC”) was incorporated as wholly owned foreign entity in the PRC.  It is a wholly owned subsidiary of STHK.

Hubei Chenyuhui Agriculture Technology Company Limited (“HCAT”) was incorporated on October 30, 2012.  It was acquired by JWAC on or about March 30, 2018; accordingly, HCAT became a wholly owned subsidiary of JWAC.

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited. (“HHXT”) as a branch office.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $3,465,797 and $6,410,983 for the year ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $12,648,527, working capital deficit of $17,431,155, and stockholders’ deficit of $9,106,972; its cash flows used in operating activities for the year ended December 31, 2018 were $2,807,320, respectively.

As of December 31, 2017, the Company had an accumulated deficit of $9,190,050, working capital deficit of $12,712,146 and stockholders’ deficit of $5,865,581; its cash flows used in operating activities for the year ended December 31, 2017 were $4,044,143, respectively.

These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management's ability to identify investment opportunities, develop those opportunities to generate profit; additionally, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes, and management expertise to the Company at less than prevailing market rates. If Management is unable to execute its plan, the Company may become insolvent.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less, and unencumbered bank deposits to be cash equivalents.

Accounts receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Bad debts are written off against allowances.

Inventories

Inventories consist of raw materials and finished goods are stated at the lower of cost or market value.  Finished goods costs include: materials, direct labor, inbound shipping costs, and allocated overhead.  The Company applies the weighted average cost method to its inventory.

Advances and prepayments to suppliers

The Company makes advance payment to suppliers and vendors for the procurement of raw materials.  Upon physical receipt and inspection of the raw materials from suppliers the applicable amount is reclassified from advances and prepayments to suppliers to inventory.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over their estimated useful lives, using the straight-line method.  The Company’s typically applies a salvage value of 0% to 10%.  The estimated useful lives of the plant and equipment are as follows:

Landscaping, plant and tree	1-3 years
Machinery and equipment	5-10 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts, and any gain or loss are included in the Company’s results of operations. The costs of maintenance and repairs are recognized to expenses as incurred; significant renewals and betterments are capitalized.

Intangible assets

Intangible assets are carried at cost less accumulated amortization.  Amortization is provided over their useful lives, using the straight-line method.  The estimated useful lives of the intangible assets are as follows:

Land use rights	20-40 years
Software licenses	5-10 years
Trademarks	20-40 years
Patents	10 years

Construction in progress and prepayments for equipment

Construction in progress and prepayments for equipment represent direct and indirect acquisition and construction costs for plants, and costs of acquisition and installation of related equipment.  Amounts classified as construction in progress and prepayments for equipment are transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Depreciation is not provided for assets classified in this account.

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

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and are to be used to expand production or operations.  PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit.  Such an appropriation is necessary until the reserve reaches a maximum that is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB).  The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, and its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2018	2017
Year end RMB: US$ exchange rate	6.8764	6.7563
Annual average RMB: US$ exchange rate	6.6146	6.5604

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer.  The Company’s the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

Advertising

All advertising costs are expensed as incurred.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to the either expenses as incurred or allocated to inventory as part of overhead.

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

Financial instruments

The Company’s financial instruments, including cash and equivalents, accounts and other receivables, accounts and other payables, accrued liabilities and short-term debt, have carrying amounts that approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Recent accounting pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact of this guidance on the financial statements.

In January 2017, the FASB issued guidance which simplifies the accounting for goodwill impairment. The updated guidance eliminates Step 2 of the impairment test, which requires entities to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value, determined in Step 1.  The Company is currently evaluating the impact on the financial statements of this guidance.

In January 2017, the FASB amended the existing accounting standards for business combinations. The amendments clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company is currently evaluating the impact on the financial statements of this guidance.

In November 2016, the FASB issued guidance, which addresses the presentation of restricted cash in the statement of cash flows.  The guidance requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In October 2016, the FASB issued guidance, which amends the existing accounting for Intra-Entity Transfers of Assets Other Than Inventory. The guidance requires an entity to recognize the income tax consequences of intra-entity transfers, other than inventory, when the transfer occurs The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In August 2016, the FASB issued guidance, which amends the existing accounting standards for the classification of certain cash receipts and cash payments on the statement of cash flows. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In June 2016, the FASB issued guidance, which requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. Further, credit losses on available-for-sale debt securities should be recorded through an allowance for credit losses limited to the amount by which fair value is below amortized cost. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In February 2016, the FASB issued guidance, which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than twelve months. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

In January 2016, the FASB issued guidance, which amends the existing accounting standards for the recognition and measurement of financial assets and financial liabilities. The updated guidance primarily addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company is currently evaluating the timing and the impact of this guidance on the financial statements.

3. Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic and international customers, which include third-party distributors and wholesalers.

4. Inventories

Inventories consist of the following:

	December 31, 2018	December 31, 2017
At Cost:
Raw materials	$17,092	$17,995
Inventory of Supplies	87,578	46,006
Work in progress	176,521	113,640
Finished goods	415,379	412,227
Total inventories	$696,570	$589,868

5. Plant and Equipment

	2018	2017
At Cost:
Machinery and equipment	$515,729	$354,722
Vehicle	195,641	199,216
Building	199,654	102,318
Furniture and fixtures	270,067	231,248
	$1,181,091	$887,504

Less: Accumulated depreciation	(285,818)	(115,139)

	$895,273	$772,365

Depreciation expense for the years ended December 31, 2018 and 2017 was $179,525 and $47,617, respectively.

6. Construction in progress

	2018	2017
At Cost:
Building	$3,774,909	$2,542,028
Furniture and fixtures	1,235,812	1,026,638

	$5,010,721	$3,568,666

7. Intangible Assets

	2018	2017
At Cost:
Land use rights	$2,532,992	$2,578,041
Software licenses	5,718	5,819
Trademark	4,447	4,527
Patents	21,813	-
	$2,564,970	$2,588,387

Less: Accumulated amortization	(151,144)	(87,293)

	$2,413,826	$2,501,094

Amortization expense for the years ended December 31, 2018 and 2017 was $67,965 and $67,574, respectively.

8. Bank Loans

The Company had outstanding short-term loans with following financial institutions as detailed in the table below:

Lender	Due Date	Interest rate	2018	2017
Bank of Communications – Jinmen Branch	3/16/2018	10.50%	-	426,270
Bank of Communications – Jinmen Branch	3/30/2017	6.09%	-	-
Bank of Communications – Jinmen Branch	3/21/2019	10.50%	261,763
Duodao Baoshang Rural Bank	12/15/2017	12.60%	-	302,196
			$261,763	$728,466

Interest expense for the years ended December 31, 2018 and 2017 was $42,916 and $103,948, respectively.

The loans from Bank of Communications by were guaranteed by Hubei Jinzhuan Guarantee Corporation Limited.

9. Related Party Transactions

At December 31, 2018 and 2017, the Company lent funds to the following related parties. These loans were unsecured and non-interest bearing.

Entity	2018	2017	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$74	$3,006	Common Control
Shayang Yutai Cultivation Professional Cooperative	-	1,939	Common Control
Jinmen Yutai Agricultural Technology Corporation	-	696,424	Common Control
Jinmen Zhanghe Yuhe Fishery Professional Cooperative	-	94,064	Common Control
Hubei Chenyuhui Property Co., Ltd.	-	688	Common Control
Hubei Xinxiaoqin E-commerce Co., Ltd.	-	768	Common Control
Desheng Chen	5,480	815	Relative to CEO
Feifei Yang	-	348	Relative to CEO
Xiangyi Yang	-	422	Relative to CEO
Hubei Chenyuhui Retail Store	40,152	306	Common Control
Jinmen Xintai Asset Management Co., Ltd.	275	-	Relative to CEO
Jingmen Xinxin Cultural Development Co., Ltd.	30,479	-	Common Control
	$76,460	$798,780

At December 31, 2018 and 2017, the Company owed funds to the following related parties. These advances were unsecured and non-interest bearing and due on demand:

Entity	2018	2017	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$4,616	$1,111,819	Common Control
Jinmen Quntai Agriculture Technology Corporation	13,975	99,315	Common Control
Jinmen Wanfuji Food Co., Ltd.	-	181	Common Control
Jinmen Shanzhiwei Chuqin Livestock Professional Cooperative	-	946	Common Control
Hubei Chenyuhui Retail Store	45,892	37,625	Common Control
Jinmen Yutai Agricultural Technology Corporation	28,881	-	Common Control
Hua Zhang	16,868,121	10,550,145	Chief Executive Officer
Desheng Chen	-	1,037,958	Relative to CEO
Zhangzi Yu	-	109,475	Relative to CEO
Xiangyi Yang	-	143,188	Relative to CEO
Bin Zhang	-	1,634	Relative to CEO
Xuebing Ma	73,270	3,504	Relative to CEO
	$17,034,755	$13,095,790

10. Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The Company’s subsidiaries formed in the British Virgin Islands is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

The Company’s subsidiary formed in Hong Kong is subject to the profits tax rate at 16.5% for income generated and operation in the special administrative region.

The Company’s subsidiaries incorporated in the PRC are subject to profits tax rate at 25% for income generated and operation in the country.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company’s ability to generate taxable income during the carry forward period.

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 at December 31, 2018.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The following tables provide the reconciliation of the differences between the statutory and  effective tax expenses for the years ended December 31, 2018 and 2017:

	12/31/2018	12/31/2017
Loss attributed to PRC operations	$(3,222,412)	$(6,302,508)
Loss before tax	(3,222,412)	(6,302,508)

PRC Statutory Tax at 25% Rate	805,603	1,575,627
Non-deductible expenses and reconciling items	(805,603)	(1,575,627)
Effect of tax exemption granted	-	-
Income tax	$-	$-

The U.S. and Hong Kong have incurred operating loss. However, the management does not expect there will be operating profit in U.S. or Hong Kong in the foreseeable future.

STGI and STID are domiciled in the British Virgin Islands. These two entities are subject to permanent tax holiday.

11. Commitments

The Company enters into land lease with rural townships for its plantations to grow agricultural products.  The contracts are entered into and paid on a year to year basis.  The Company does have any non-cancelable lease agreements.

Pledges

The Company had provided unconditional guarantees to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative for loans provided to certain related parties.  At December 31, 2017 and 2018,  the outstanding loans balances owed to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative were $856,950 and $403,629, respectively. The maximum amount of loss if the related parties become insolvent would be $856,950 and $403,629.

12. Risks

A.	Credit risk

The Company’s deposits are made with banks located in the PRC. They do not carry federal deposit insurance and may be subject to loss of the banks become insolvent.

Since the Company’s inception, the age of account receivables has been less than one year indicating that the Company is subject to minimal risk borne from credit extended to customers.

B.	Interest risk

The company is subject to interest rate risk when short term loans become due and require refinancing.

C.	Economic and political risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by changes in the political, economic, and legal environments in the PRC.

The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

D.	Environmental risks

The Company has procured environmental licenses required by the PRC government. The Company has both a water treatment facility for water used in its production process and secure transportation to remove waste off site. In the event of an accident, the Company has purchased insurance to cover potential damage to employees, equipment, and local environment.

E.	Inflation Risk

Management monitors changes in prices levels. Historically inflation has not materially impacted the company’s financial statements; however, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely impact the Company’s results of operations.

13. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date.  The Company has evaluated subsequent events from December 31, 2018 through the date the financial statements were available to be issued and has determined that there are not any material subsequent events that require disclosure.

