Form 10-Q
period 2019-03-31
Adveco Group Inc.
filed 2019-05-15
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-216143

Adveco Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-1326996
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

No. 88, Group 5, Cheqiao Village Luhe New District, Jingmen City, Hubei, China	050061
(Address of principal executive offices)	(Zip Code)

(86) 0724-6702631

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

As of May 15, 2019, there were 434,073,648 shares of common stock, $0.001 par value outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the three-month period ended March 31, 2019 form part of this quarterly report. They are stated in United States Dollars (USD $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ADVECO GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$61,553	$33,340
Accounts receivable	29,114	5,991
Other receivables	74,541	11,274
Inventory	910,282	696,570
Advances and prepayments to suppliers	685,893	143,411
Prepaid expenses, taxes and other current assets	174,727	160,602
Related party receivable	64,243	76,460
Total current assets	2,000,353	1,127,648
Non-current Assets
Property, plant and equipment, net	901,209	895,273
Construction in progress, net	5,330,641	5,010,721
Intangible assets, net	2,459,307	2,413,826
Other assets and goodwill	14,439	4,363
Total Assets	$10,705,949	$9,451,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short term bank loans	$208,610	$261,763
Accounts payable	1,010,586	943,756
Taxes payable	57,274	49,475
Other payable	107,700	127,614
Accrued liabilities and expenses	69,465	116,535
Customer advances and deposits	495,611	24,905
Related party payable	18,994,156	17,034,755
Total current liabilities	20,943,402	18,558,803
Total Liabilities	20,943,402	18,558,803

Stockholders’ Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 434,073,648 shares issued and outstanding	434,074	434,074
Additional paid in capital	2,869,890	2,869,890
Accumulated deficit	(13,556,347)	(12,648,527)
Accumulated other comprehensive income	33,767	255,629
Non-controlling interest	(18,837)	(18,038)
Total Stockholders’ Deficit	(10,237,453)	(9,106,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,705,949	$9,451,831

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2019	THREE MONTHS ENDED MARCH 31, 2018

Net revenues	$342,880	$84,596
Cost of revenues	260,912	62,527
Gross profit	81,968	22,069

Operating expenses:
Selling and marketing expenses	257,079	67,465
General and administrative expenses	739,917	553,921
Total operating expenses	996,996	621,386

Operating loss	(915,028)	(599,317)

Other income (expenses):
Interest income	-	8
Interest expense	(4,069)	(6,373)
Other income	10,478	143
Other expenses	-	(1,461)
Total other income and (expenses)	6,409	(7,683)

Loss before taxes from operations	(908,619)	(607,000)

Provision for income taxes
	-	-
Net loss	$(908,619)	$(607,000)

Other comprehensive loss:
Foreign currency translation loss	(221,862)	(154,595)
Comprehensive loss	$(1,130,481)	$(761,595)

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	MARCH 31, 2019	MARCH 31, 2018
Cash flows from operating activities

Net loss	$(908,619)	$(607,000)
Amortization	16,979	16,755
Depreciation	57,418	38,788
(Increase)/decrease in accounts and other receivables	(85,492)	398,563
Increase in inventory	(195,467)	(110,151)
(Increase) in prepayments and other current assets	(546,096)	(252,937)
Increase in payables and other current liabilities	447,483	113,908
Net cash used in operating activities	(1,213,794)	(402,074)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(236,774)	(494,157)
Purchase of intangible assets	(12,981)	-
Payments for security deposits	-	-
Net cash used in investing activities	(249,755)	(494,157)

Cash flows from financing activities
Proceeds from injection of capital by owners	-	-
Repayment of borrowings	(59,275)	(223,746)
Changes in related party balances, net	1,550,118	1,003,963
Net cash provided by financing activities	$1,490,843	$780,217

Net increase/(decrease) of cash and cash equivalents	27,294	(116,014)

Effect of foreign currency translation on cash and cash equivalents	919	1,249

Cash and cash equivalents–beginning of year	33,340	155,244

Cash and cash equivalents–end of year	$61,553	40,479

Supplementary cash flow information:
Interest received	$-	$8
Interest paid	$4,069	$6,373
Income taxes paid	$-	$-

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

Sunny Taste International Development Co., Ltd. (“STID”) is a limited company incorporated in the British Virgin Islands on August 24, 2017. It is a wholly owned subsidiary of STGI.

Sunny Taste (Hong Kong) Co., Limited (“STHK”) was incorporated on September 2, 2016 in Hong Kong with limited liability. It is a wholly owned subsidiary of STID.

On November 1, 2017, Jingmen Wingspread Agriculture Company Limited (“JWAC”) was incorporated as a wholly owned foreign entity in the PRC. It is a wholly owned subsidiary of STHK.

Hubei Chenyuhui Agriculture Technology Company Limited (“HCAT”) was incorporated on October 30, 2012. It was acquired by JWAC on March 30, 2018; accordingly, HCAT became a wholly owned subsidiary of JWAC.

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited (“HHXT”) as a branch office.

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

	2019	2018
Year end RMB: US$ exchange rate	6.7111	6.8764
Annual average RMB: US$ exchange rate	6.7482	6.6146

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price, it has transferred of possession of the product to the customer, the customer does not have the right to return the product, the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company, and the Company is reasonably assured that funds have been or will be collected from the customer. The Company's the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

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

4. Plant and Equipment

	2019	2018
At Cost:
Machinery and equipment	$533,957	$354,722
Vehicle	200,460	199,216
Building	230,500	102,318
Furniture and fixtures	286,887	231,248
	$1,251,804	$1,181,091

Less: Accumulated depreciation	(350,595)	(285,818)

	$901,209	$895,273

Depreciation expense for the three months ended March 31, 2019 and 2018 was $57,418 and $38,788, respectively.

5. Intangible Assets

	2019	2018
At Cost:
Land use rights	2,595,398	2,532,992
Software licenses	5,858	5,718
Trademark	7,641	4,447
Patents	22,351	21,813
	$2,631,248	$2,564,970

Less: Accumulated depreciation	(171,941)	(151,144)

	$2,459,307	$2,413,826

6. Bank Loans

The Company had outstanding short-term loans with following financial institutions as detailed in the table below:

Lender	Due Date	Interest rate	2019	2018
Bank of Communications – Jinmen Branch	3/21/2019	10.50%		261,841.53
Bank of Communications – Jinmen Branch	13/3/2020	6.09%	208,609.62	-
			208,609.62	261,841.53

The loans from Bank of Communications by were guaranteed by Hubei Jinzhuan Guarantee Corporation Limited.

7. Related Party Transactions

At March 31, 2019 and December 31, 2018, the Company lent funds to the following related parties; these loans were unsecured and non-interest bearing.

Entity	2019	2018	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$431	$74	Common Control
Hubei Ruizhe Agricultural Co., Ltd.	43	-
Desheng Chen	279	5,480	Relative to CEO
Xiangyi Yang	1,788	-	Relative to CEO
Hubei Chenyuhui Retail Store	49,830	40,152	Common Control
Jingmen Xintai Asset Management Co., Ltd.	11,872	275	Relative to CEO
Jinmen Xintai Cultural Development Co., Ltd.	-	30,479	Common Control
	64,243	$76,460

At March 31, 2019 and December 31, 2018, the Company owed funds to the following related parties. These advances were unsecured and non-interest bearing and due on demand:

Entity	2019	2018	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$8,428	$4,616	Common Control
Jinmen Quntai Agriculture Technology Corporation	14,319	13,975	Common Control
Jinmen Shanzhiwei Chuqin Livestock Professional Cooperative	113,391	-	Common Control
Hubei Chenyuhiu Retail Store	71,062	45,892	Common Control
Jinmen Yutai Agricultural Technology Corporation	29,592	28,881	Common Control
Hua Zhang	18,636,602	16,868,121	Chief Executive Officer
Xuebing Ma	120,762	73,270	Relative to CEO
	$18,994,156	$17,034,755

8. Income Taxes

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

Our effective tax rate for fiscal year 2019 will be 21%, which we expect to be fairly consistent in the near term. Our tax rate may also be affected by discrete items that may occur in any given year, but are not consistent from year to year. Income taxes are calculated and accrued for U.S. taxes only.

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 at March 31, 2019.

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

9. Commitments

The Company enters into land lease with rural townships for its plantations to grow agricultural products.  The contracts are entered into and paid on a year to year basis.  The Company does not have any non-cancelable lease agreements.

Pledges

The Company had provided unconditional guarantees to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative for loans provided to certain related parties.  At March 31, 2019 and December 31, 2018,  the outstanding loans balances owed to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative were $856,950 and $403,629, respectively. The maximum amount of loss if the related parties become insolvent would be $856,950 and $403,629.

10. Risks

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

11. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from March 31, 2019 through the date the financial statements were available to be issued and has determined that there are not any material subsequent events that require disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited. (“HHXT”) as a branch office.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues

During the three-month period ended March 31, 2019, we have generated $342,880 in revenue compared to that of $84,596 during the three-month period ended March 31, 2018.

Cost of Revenues

We have incurred $260,912 and $62,527 in cost of revenues for the three months ended March 31, 2019 and 2018, respectively.

Selling and Marketing Expenses

During the three months ended March 31, 2019, we have incurred $257,079 in selling and marketing expenses compared to that of $67,465 during the three months ended March 31, 2018. The selling and marketing expenses primarily consisted of salary expenses, advertisement expenses and depreciation.

General and Administrative Expenses

During the three months ended March 31, 2019, we have incurred $739,917 in general and administrative expenses compared to that of $553,921 during the three months ended March 31, 2018. The general and administrative expenses mainly consisted of salary expenses, bad debt expenses and commissions.

Net Loss

Our net loss for the three months ended March 31, 2019 was $908,619 compared to that of $607,000 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Working capital	March 31, 2019	December 31, 2018
Total current assets	$2,000,353	$1,127,648
Total current liabilities	20,943,402	18,558,803
Working capital surplus/(deficiency)	$(18,943,049)	$(17,431,155)

Total stockholders’ deficit for the three-month period ended March 31, 2019 and the year ended December 31, 2018 was $(10,237,453) and $(9,106,972), respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially limit our business operations.

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(1,213,794)	$(402,074)
Net cash used in investing activities	(249,755)	(494,157)
Net cash provided by financing activities	1,490,843	780,217
Net increase (decrease) in cash and cash equivalents	27,294	(116,014)
Effect on foreign currency translation on cash and cash equivalents	919	1,249
Cash and cash equivalents at the beginning of period	33,340	155,244
Cash and cash equivalents at the end of period	$61,553	$40,479

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $1,213,794 consisting of a net loss of $908,619, amortization and depreciation expenses of $74,397, an increase in accounts and other receivables of $85,492, an increase in inventory of $195,467, an increase in prepayments and other current assets of $546,096 and an increase in payables and other current liabilities of $447,483. Net cash used in operating activities for the three-month period ended March 31, 2018 was $402,074 consisting of a net loss of $607,000, amortization and depreciation expenses of $55,543, a decrease in accounts and other receivables of $398,563, an increase in inventory of $110,151, an increase in prepayments and other current assets of $252,937 and an increase in payables and other current liabilities of $113,908.

Investing Activities

Net cash used in by investing activities for the three-month period ended March 31, 2019 was $249,755 consisting of purchases of plant and equipment and construction in progress of $236,774 and intangible assets of $12,981.  Net cash used in purchasing fixed assets for the three-month period ended March 31, 2018 was $494,157 for purchases of plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities for the three-month period ended March 31, 2019 was $1,490,843 consisting of a repayment of borrowings of $59,275 and an increase in related party balances of $1,550,118.  Net cash provided by financing activities for the three-month period ended March 31, 2018 was $780,217 consisting of a repayment of borrowings of $223,746 and an increase in related party balances of $1,003,963.

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

	2019	2018
Year end RMB: US$ exchange rate	6.7111	6.8764
Annual average RMB: US$ exchange rate	6.7482	6.6146

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price; it has transferred of possession of the product to the customer; the customer does not have the right to return the product; the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company; and the Company is reasonably assured that funds have been or will be collected from the customer. The Company's the amount of revenue recognized to the books reflects the value of goods invoiced, net of any value-added tax (VAT) or excise tax.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures.

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

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended March 31, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended March 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Incorporation (Incorporated by reference to the Form S-1, Exhibit 3.1, filed on February 21, 2017)

3.2*	Articles of Amendment (Incorporated by reference to the Form 8-K, Exhibit 3.1, filed on March 23, 2018)

3.3*	Bylaws (Incorporated by reference to the Form S-1, Exhibit 3.2, filed on February 21, 2017)

31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1***	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2***	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

___________

*	Previously filed
**	Filed herewith.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVECO GROUP INC.

Dated: May 15, 2019	By:	/s/ Cheung Wa
Cheung Wa
Chairman of the Board of Directors

