Form 10-Q/A
period 2019-03-31
Adveco Group Inc.
filed 2019-05-17
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

 Amendment No.1

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
N/A

As of May 17, 2019, there were 434,073,648 shares of common stock, $0.001 par value outstanding.

 Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 of Adveco Group Inc. (the “Company”) filed with the Securities and Exchange Commission on May 15, 2019 (the “Form 10-Q”) is to include condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

2

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

5

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

			Additional		Accumulated Other	Non
	No. of	Common	Paid In	Accumulated	Comprehensive	Controlling
	Shares	Stock	capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	6,505,100	434,074	2,869,890	(9,190,050)	31,224	(10,719)	(5,865,581)
Net loss	-	-	-	(606,421)	-	(579)	(607,000)
Foreign currency translation adjustment	-	-	-	-	123,370	-	123,370
Balance as of March 31, 2018	6,505,100	434,074	2,869,890	(9,796,471)	154,594	(11,298)	(6,349,211)

Balance as of January 1, 2019	6,505,100	434,074	2,869,890	(12,648,527)	255,629	(18,038)	(9,106,972)
Net loss	-	-	-	(907,820)	-	(799)	(908,619)
Foreign currency translation adjustment	-	-	-	-	(221,862)	-	(221,862)
Balance as of March 31, 2019	6,505,100	434,074	2,869,890	(13,556,347)	33,767	(18,837)	(10,237,453)

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	MARCH 31, 2019	MARCH 31, 2018
Cash flows from operating activities

Net loss	$(908,619)	$(607,000)
Amortization	16,979	16,755
Depreciation	57,418	38,788
(Increase)/decrease in accounts and other receivables	(85,492)	398,563
Increase in inventory	(195,467)	(110,151)
(Increase) in prepayments and other current assets	(546,096)	(252,937)
Increase in payables and other current liabilities	447,483	113,908
Net cash used in operating activities	(1,213,794)	(402,074)

Cash flows from investing activities
Purchase of plant and equipment and construction in progress	(236,774)	(494,157)
Purchase of intangible assets	(12,981)	-
Payments for security deposits	-	-
Net cash used in investing activities	(249,755)	(494,157)

Cash flows from financing activities
Proceeds from injection of capital by owners	-	-
Repayment of borrowings	(59,275)	(223,746)
Changes in related party balances, net	1,550,118	1,003,963
Net cash provided by financing activities	$1,490,843	$780,217

Net increase/(decrease) of cash and cash equivalents	27,294	(116,014)

Effect of foreign currency translation on cash and cash equivalents	919	1,249

Cash and cash equivalents–beginning of year	33,340	155,244

Cash and cash equivalents–end of year	$61,553	40,479

Supplementary cash flow information:
Interest received	$-	$8
Interest paid	$4,069	$6,373
Income taxes paid	$-	$-

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

ADVECO GROUP INC.

Dated: May 17, 2019	By:	/s/ Cheung Wa
Cheung Wa
Chairman of the Board of Directors

