Form 10-Q
period 2019-06-30
Adveco Group Inc.
filed 2019-08-16
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
N/A

As of August 16, 2019, there were 434,073,648 shares of common stock, $0.001 par value outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2019 form part of this quarterly report. They are stated in United States Dollars (USD $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ADVECO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$26,705	$33,340
Accounts receivable	28,792	5,991
Other receivables	24,556	11,274
Inventory	1,017,749	696,570
Advances and prepayments to suppliers	732,082	143,411
Prepaid expenses, taxes and other current assets	186,230	160,602
Related party receivable	171,391	76,460
Total current assets	2,187,505	1,127,648
Non-current Assets
Property, plant and equipment, net	707,589	895,273
Construction in progress, net	4,762,260	5,010,721
Intangible assets, net	2,389,666	2,413,826
Other assets and goodwill	11,916	4,363
Total Assets	$10,058,936	$9,451,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short term bank loans	174,786	261,763
Accounts payable	1,297,977	943,756
Taxes payable	67,595	49,475
Other payable	112,730	127,614
Accrued liabilities and expenses	40,487	116,535
Customer advances and deposits	29,958	24,905
Related party payable	19,640,457	17,034,755
Total current liabilities	21,363,990	18,558,803
Total Liabilities	21,363,990	18,558,803

Stockholders’ Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 434,073,648 shares issued and outstanding	434,074	434,074
Additional paid in capital	2,869,890	2,869,890
Accumulated deficit	(14,854,863)	(12,648,527)
Accumulated other comprehensive loss	266,526	255,629
Non-controlling interest	(20,681)	(18,038)
Total Stockholders’ Deficit	(11,305,054)	(9,106,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,058,936	$9,451,831

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS COMPREHENSIVE LOSS

UNAUDITED

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 30, 2018
Revenue	$647,247	$149,901	$990,127	$234,497
Cost of revenues	621,984	100,878	882,896	163,405
Gross loss	26,000	49,023	107,231	71,092

Operating expenses
Selling and marketing expenses	219,345	116,942	476,424	184,407
General and administrative expenses	1,310,488	1,765,049	2,050,405	2,318,970
Total operating expenses	1,529,833	1,881,991	2,526,829	2,503,377

Operating loss	(1,503,833)	(1,832,968)	(2,419,598)	(2,432,285)

Other income (expenses):
Interest income	2	17	2	25
Interest expenses	2,916	7,605	6,985	13,978
Other income	204,851	315	210,146	458
Other expenses	(2,282)	(1,461)	(7,465)	-
Total other income and (expenses)	204,210	(5,812)	210,619	(13,495)

Provision for income taxes	-	-	-	-

Net loss	$(1,300,360)	$(1,838,780)	$(2,208,979)	$(2,445,780)

Other comprehensive income:
Foreign currency translation income	232,759	123,376	10,897	(31,219)
Comprehensive loss	$(1,067,601)	$(1,715,404)	$(2,198,082)	$2,476,999
Loss per share
Basic and diluted	(0.00)	(0.00)	(0.01)	(0.01)

Basic and diluted weighted average shares outstanding	434,073,648	434,073,648	434,073,648	434,073,648

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

UNAUDITED

		Additional		Accumulated Other	Non
	Common	Paid In	Accumulated	Comprehensive	Controlling
	Stock	capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	434,074	2,869,890	(9,190,050)	31,224	(10,719)	(5,865,581)
Net loss	-	-	(2,441,966)	-	(3,814)	(2,445,780)
Foreign currency translation adjustment	-	-	-	(31,219)	-	(31,219)
Balance as of June 30, 2018	434,074	2,869,890	(11,632,016)	5	(14,533)	(5,865,581)

Balance as of January 1, 2019	434,074	2,869,890	(12,648,527)	255,629	(18,038)	(9,106,972)
Net loss	-	-	(2,206,336)	-	(2,643)	(2,208,979)
Foreign currency translation adjustment	-	-	-	10,897	-	10,897
Balance as of June 30, 2019	434,074	2,869,890	(14,854,863)	266,526	(20,681)	(11,305,054)

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	JUNE 30, 2019	JUNE 30, 2018
Cash flows from operating activities

Net loss	$(2,208,979)	$(2,445,781)
Amortization	33,997	34,819
Depreciation	82,672	85,744
Increase in accounts and other receivables	(36,490)	(100,250)
Increase in inventory	(323,920)	(112,147)
Decrease/(increase) in prepayments and other current assets	(621,198)	22,680
Increase in payables and other current liabilities	288,986	153,646
Net cash used in operating activities	(2,784,932)	(2,361,289)

Cash flows from investing activities
Changes in plant and equipment and construction in progress	368,200	(181,159)
Purchase of intangible assets	(13,309)	-
Payments for security deposits	-	-
Net cash provided by (used in) investing activities	354,891	(181,159)

Cash flows from financing activities
Proceeds from injection of capital by owners	-	-
Repayment of borrowings	(88,444)	(342,448)
Changes in related party balances, net	2,511,722	2,731,833
Net cash provided by financing activities	$2,423,278	$2,389,385

Net decrease of cash and cash equivalents	(6,763)	(153,063)

Effect of foreign currency translation on cash and cash equivalents	128	7,412

Cash and cash equivalents–beginning of year	33,340	155,244

Cash and cash equivalents–end of year	$26,705	$9,593

Supplementary cash flow information:
Interest received	$2	$25
Interest paid	$6,985	$13,978
Income taxes paid	$-	$-

1. Organization,Principal Activities, and Going Concern

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

Hubei Chenyuhui Agriculture Technology Company Limited (“HCAT”) was incorporated on October 30, 2012. I was acquired by JWAC on or about March 30, 2018; accordingly, HCAT became a wholly owned subsidiary of JWAC.

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited. (“HHXT”) as a branch office.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the Company has incurred a net loss of $2,208,979 for the six months ended June 30, 2019. As of June 30, 2019, the Company had an accumulated deficit of $14,854,863, working capital deficit of $19,176,485, and stockholders’ deficit of $11,305,054; its net cash used in operating activities for the six months ended June 30, 2019 was $2,784,932.

These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the Company’s continued existence is dependent upon Management's ability to identify investment opportunities, develop those opportunities to generate profit; additionally, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes. If Management is unable to execute its plan, the Company may become insolvent.

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

	2019	2018
Year end RMB: US$ exchange rate	6.8656	6.6184
Annual average RMB: US$ exchange rate	6.7840	6.3659

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments-Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact on the financial statements of this guidance.

3. Trade Receivables

The Company extends credit terms of 15 to 60 days to the majority of its domestic and international customers, which include third-party distributors and wholesalers.

4. Plant and Equipment

	2019	2018
At Cost:
Machinery and equipment	$533,269	$354,722
Vehicle	195,951	199,216
Building	61,855	102,318
Furniture and fixtures	284,475	231,248
	$1,075,550	$1,181,091

Less: Accumulated depreciation	(367,961)	(285,818)

	$707,589	$895,273

Depreciation expense for the six months ended June 30, 2019 and 2018 was $82,672 and $85,744, respectively.

5. Intangible Assets

	2019	2018
At Cost:
Land use rights	2,537,010	2,532,992
Software licenses	8,316	5,718
Trademark	7,470	4,447
Patents	21,848	21,813
	$2,574,644	$2,564,970

Less: Accumulated amortization	(184,978)	(151,144)

	$2,389,666	$2,413,826

Amortization expense for the six months ended June 30, 2019 and 2018 was $33,997 and $34,819, respectively.

6. Bank Loans

The Company had outstanding short-term loans with following financial institutions as detailed in the table below:

Lender	Due Date	Interest rate	2019	2018
Bank of Communications – Jinmen Branch	3/21/2019	10.50%		261,763
Bank of Communications – Jinmen Branch	13/3/2020	6.09%	174,786	-
			174,786	261,763

The loans from Bank of Communications by were guaranteed by Hubei Jinzhuan Guarantee Corporation Limited.

7. Related Party Transactions

At June 30, 2019 and December 31, 2018, the Company lent funds to the following related parties; these loans were unsecured and non-interest bearing.

Entity	2019	2018	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$303	$74	Common Control
Hubei Ruizhe Agricultural Co., Ltd.	376	-
Desheng Chen	-	5,480	Relative to CEO
Xiangyi Yang	2,447	-	Relative to CEO
Hubei Chenyuhui Retail Store	135,142	40,152	Common Control
Jingmen Xintai Asset Management Co., Ltd.	-	275	Relative to CEO
Jinmen Xintai Cultural Development Co., Ltd	-	30,479	Common Control
Jingmen Xinxin Cultural Development Co., Ltd.	33,123	-	Common Control
	171,391	$76,460

At June 30, 2019 and December 31, 2018, the Company owed funds to the following related parties These advances were unsecured and non-interest bearing and due on demand:

Entity	2019	2018	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$106,583	$4,616	Common Control
Jinmen Quntai Agriculture Technology Corporation	13,997	13,975	Common Control
Jinmen Shanzhiwei Chuqin Livestock Professional Cooperative	123,193	-	Common Control
Hubei Chenyuhui Retail Store	81,046	45,892	Common Control
Jinmen Yutai Agricultural Technology Corporation	28,926	28,881	Common Control
Hua Zhang	19,092,285	16,868,121	Chief Executive Officer
Xuebing Ma	194,427	73,270	Relative to CEO
	$19,640,457	$17,034,755

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

The Company’s subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available for carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 at June 30, 2019.

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

Pledges

The Company had provided unconditional guarantees to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative for loans provided to certain related parties. At June 30, 2019 and December 31, 2018, the outstanding loans balances owed to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative were $856,950 and $403,629. The maximum amount of loss if the related parties become insolvent would be $856,950 and $403,629.

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

11. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from June 30, 2019 through the date the financial statements were available to be issued and has determined that there are not any material subsequent events that require disclosure.

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

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited. (“HHXT”) as a branch office.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Revenues

During the three-month period ended June 30, 2019, we have generated $647,247 in revenue compared to $149,901 during the three-month period ended June 30, 2018. The increase was mainly contributed by selling more pork and vegetables.

Cost of Revenues

We have incurred $621,984 and $100,878 in cost of revenues for the three months ended June 30, 2019 and 2018 respectively. The increase of cost of revenues was in line with an increase in revenues.

Selling and Marketing Expenses

During the three months ended June 30, 2019, we have incurred $219,345 in selling and marketing expenses compared to $116,942 during the three months ended June 30, 2018. The increase in selling and marketing expenses was primarily due to paying more salaries.

General and Administrative Expenses

During the three months ended June 30, 2019, we have incurred $1,310,488 in general and administrative expenses compared to $1,765,049 during the three months ended June 30, 2018. The decrease in general and administrative expenses was mainly because we did not incur any research and development expenses for the three months ended June 30, 2019.

Net Loss

Our net loss for the three months ended June 30, 2019 was $1,300,360compared to $1,838,780for the three months ended June 30, 2018. The decrease was primarily the result of increase in revenues and decrease in G&A expenses, and partially offset by increase in selling and marketing expenses.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenues

During the six-month period ended June 30, 2019, we have generated $990,127 in revenue compared to $234,497 during the six-month period ended June 30, 2018. The increase was mainly contributed by selling more pork and vegetables.

Cost of Revenues

We have incurred $882,896 and $163,405 in cost of revenues for the six months ended June 30, 2019 and 2018 respectively. The increase of cost of revenues was in line with an increase in revenues.

Selling and Marketing Expenses

During the six months ended June 30, 2019, we have incurred $476,424 in selling and marketing expenses compared to $184,407 during the six months ended June 30, 2018. The selling and marketing expenses primarily consisted of salary expenses, advertisement expenses and depreciation. The increase in selling and marketing expenses was primarily due to paying more salaries.

General and Administrative Expenses

During the six months ended June 30, 2019, we have incurred $2,050,405 in general and administrative expenses compared to $2,318,970 during the six months ended June 30, 2018. The general and administrative expenses mainly consisted of salary expenses, bad debt expenses and professional fees. The decrease in general and administrative expenses was mainly because we did not incur any research and development expenses for the six months ended June 30, 2019.

Net Income

Our net loss for the six months ended June 30, 2019 was $2,208,979 compared to $2,445,780 for the six months ended June 30, 2018. The decrease was primarily the result of increase in revenues and decrease in G&A expenses, and partially offset by increase in selling and marketing expenses.

Liquidity and Capital Resources

Working capital	June 30, 2019	December 31, 2018
Total current assets	$2,187,505	$1,127,648
Total current liabilities	21,363,990	18,558,803
Working capital surplus/(deficiency)	$(19,176,485)	$(17,431,155)

Total stockholders’ equity for the six-month period ended March 31, 2019 and the year ended December 31, 2018 was $(11,305,054) and $(9,106,972), respectively. To date, we have financed our operations primarily from either advancements or the issuance of equity and debt instruments.

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

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(2,784,932)	$(2,361,289)
Net cash provided by (used in) investing activities	354,891	(181,159)
Net cash provided by financing activities	2,423,278	2,389,385
Net decrease in cash and cash equivalents	(6,763)	(153,063)
Effect on foreign currency translation on cash and cash equivalents	128	7,412
Cash and cash equivalents at the beginning of period	33,340	155,244
Cash and cash equivalents at the end of period	$26,705	$9,593

Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities was $2,784,932 consisting of a net loss of $2,208,979 , amortization and depreciation expenses of $116,669, an increase in accounts and other receivables of $36,490, an increase in inventory of $323,920, an increase in prepayments and other current assets of $621,198 and an increase in payables and other current liabilities of $288,986. Net cash used in operating activities for the six-month period ended June 30, 2018 was $2,361,289 consisting of a net loss of $2,445,781, amortization and depreciation expenses of $120,563, an increase in accounts and other receivables of $100,250, an increase in inventory of $112,147, a decrease in prepayments and other current assets of $22,680 and an increase in payables and other current liabilities of $153,646.

Investing Activities

Net cash provided by investing activities for the six-month period ended June 30, 2019 was $354,891 consisting of a compensation of plant and equipment and construction in progress of $368,200 and a purchase of intangible assets of $13,309. Net cash used in purchasing fixed assets for the six-month period ended June 30, 2018 was $181,159 for purchases of plant and equipment and construction in progress.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2019 was $2,423,278 consisting of a repayment of borrowings of $88,444 and an increase in related party balances of $2,511,722. Net cash provided by financing activities for the six-month period ended June 30, 2018 was $2,389,385 consisting of a repayment of borrowings of $342,448 and an increase in related party balances of $2,731,833.

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

	2019	2018
Year end RMB: US$ exchange rate	6.8656	6.6184
Annual average RMB: US$ exchange rate	6.7840	6.3659

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

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments-Credit Losses (Topic 326) amends guidelines on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact on the financial statements of this guidance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during three-month period ended June 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended June 30, 2019.

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

ADVECO GROUP INC.

Dated: August 16, 2019	By:	/s/ Cheung Wa
Cheung Wa
Chairman of the Board of Directors

