Form 10-Q
period 2019-09-30
Adveco Group Inc.
filed 2019-11-14
CIK 1698519

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
N/A

As of November 14, 2019, there were 434,073,648 shares of common stock, $0.001 par value outstanding.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "may," "could," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine-month period ended September 30, 2019 form part of this quarterly report. They are stated in United States Dollars (USD $) and are prepared in accordance with United States Generally Accepted Accounting Principles.

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
	(UNAUDITED)	(AUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$28,441	$33,340
Accounts receivable	31,057	5,991
Other receivables	66,318	11,274
Inventory	975,030	696,570
Advances and prepayments to suppliers	302,333	143,411
Prepaid expenses, taxes and other current assets	189,503	160,602
Related party receivable	54,798	76,460
Total current assets	1,647,480	1,127,648
Non-current Assets
Property, plant and equipment, net	624,272	895,273
Construction in progress, net	4,668,551	5,010,721
Intangible assets, net	2,282,746	2,413,826
Other assets and goodwill	43,699	4,363
Total Assets	$9,266,748	$9,451,831

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Short term bank loans	$140,135	$261,763
Accounts payable	1,457,923	943,756
Taxes payable	84,499	49,475
Other payable	86,432	127,614
Accrued liabilities and expenses	61,914	116,535
Customer advances and deposits	61,757	24,905
Related party payable	19,589,346	17,034,755
Total current liabilities	21,482,006	18,558,803
Total Liabilities	21,482,006	18,558,803

Stockholders’ Deficit
Common stock, $0.001 par value, 2,000,000,000 shares authorized; 434,073,648 shares issued and outstanding	434,074	434,074
Additional paid in capital	2,869,890	2,869,890
Accumulated deficit	(16,209,852)	(12,648,527)
Accumulated other comprehensive income	713,361	255,629
Non-controlling interest	(22,731)	(18,038)
Total Stockholders’ Deficit	(12,215,258)	(9,106,972)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,266,748	$9,451,831

The accompanying notes are an integral part of these consolidated financial statements.

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended September 30, 2019	Three months ended September 30, 2018	Nine months ended September 30, 2019	Nine months ended September 30, 2018
Revenue	$752,528	$583,745	$1,742,655	$818,242
Cost of revenues	613,199	492,054	1,496,095	655,459
Gross loss	139,329	91,691	246,560	162,783
Operating expenses
Selling and marketing expenses	234,872	146,169	711,296	330,576
General and administrative expenses	1,327,155	698,643	3,377,560	3,017,613
Total operating expenses	1,562,027	844,812	4,088,856	3,348,189

Operating loss	(1,422,698)	(753,121)	(3,842,296)	(3,185,406)

Other income (expenses):
Interest income	1	1	3	26
Interest expenses	(16,413)	(24,210)	(9,428)	(38,188)
Other income	16,017	10	226,163	468
Other expenses	67,005	(186,755)	59,540	(186,755)
Total other income and (expenses)	66,610	(210,954)	276,278	(224,449)

Provision for income taxes	-	-	-	-

Net loss	$(1,356,088)	$(964,075)	$(3,566,018)	$(3,409,855)

Other comprehensive income:
Foreign currency translation income	446,928	311,899	457,825	280,680
Comprehensive loss	$(909,160)	$(652,176)	$(3,108,193)	$(3,129,175)
Loss per share-Basicanddiluted	(0.00)	(0.00)	(0.01)	(0.01)

Basic and diluted weighted average shares outstanding	434,073,648	434,073,648	434,073,648	434,073,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(UNAUDITED)

		Additional		Accumulated Other	Non
	Common	Paid In	Accumulated	Comprehensive	Controlling
	Stock	capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	434,074	2,869,890	(9,190,050)	31,224	(10,719)	(5,865,581)
Net loss	-	-	(3,407,451)	-	(2,404)	(3,409,855)
Foreign currency translation adjustment	-	-	-	280,680	-	280,680
Balance as of September 30, 2018	434,074	2,869,890	(12,597,501)	311,904	(13,123)	(8,994,756)

Balance as of January 1, 2019	434,074	2,869,890	(12,648,527)	255,629	(18,038)	(9,106,972)
Net loss	-	-	(3,561,325)	-	(4,693)	(3,566,018)
Foreign currency translation adjustment	-	-	-	457,732	-	457,732
Balance as of September 30, 2019	434,074	2,869,890	(16,209,852)	713,361	(22,731)	(12,215,258)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVECO GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2019	NINE MONTHS ENDED SEPTEMBER 30, 2018
Cash flows from operating activities

Net loss	$(3,566,018)	$(3,409,855)
Amortization	50,710	51,064
Depreciation	121,527	138,280
Decrease/(Increase) in accounts and other receivables	(84,088)	426,388
Increase in inventory	(316,404)	(105,906)
Decrease/(increase) in prepayments and other current assets	(207,135)	(171,076)
Increase in payables and other current liabilities	556,104	130,853
Net cash used in operating activities	(3,445,304)	(2,940,252)

Cash flows from investing activities
Changes in plant and equipment and construction in progress	293,399	(878,491)
Changes in intangible assets	(46,750)	-

Net cash provided by (used in) investing activities	246,649	(878,491)

Cash flows from financing activities

Repayment of borrowings	(116,762)	(448,730)
Changes in related party balances, net	3,311,570	4,131,695
Net cash provided by financing activities	3,194,808	3,682,965

Net decrease of cash and cash equivalents	(3,848)	(135,778)

Effect of foreign currency translation on cash and cash equivalents	(1,052)	(3,564)

Cash and cash equivalents–beginning of year	33,340	155,244

Cash and cash equivalents–end of year	$28,441	$15,902

Supplementary cash flow information:
Interest received	$3	$26
Interest paid	$9,428	$38,188
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. Organization, Principal Activities, and Going Concern

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. The Company did not have operations that generated revenues and positive cash flows until May 2018 when it acquired STGI.

On March 22, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 2,000,000,000.

On May 9, 2018, the Company entered into a share exchange agreement with Sunny Taste Group Inc. (“STGI”) and its shareholders Zhang Hua, Chen Hao Development Co., Ltd., and Shengjie Development Co., Ltd. (collectively, the “Sunny Shareholders”). According to the share exchange agreement, the Company issued an additional 427,568,548 shares of its common stock in exchange for all of the STGI shares held by the Sunny Shareholders. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company, whereby the Company, the legal acquirer, is the accounting acquiree, and STGI, the legal acquiree, is the accounting acquirer.

Sunny Taste Group Inc. (“STGI”) is a limited liability investment holding company incorporated in the British Virgin Islands on August 24, 2017. Its primary business activities are conducted through its wholly owned subsidiaries in Hubei province of the People’s Republic of China (“PRC”). The Company primarily grows and sells a variety of agricultural products to local customers.

Sunny Taste International Development Co., Ltd. (“STID”), a wholly owned subsidiary of STGI, is a limited company incorporated in the British Virgin Islands on August 24, 2017.

Sunny Taste (Hong Kong) Co., Limited (“STHK”), a wholly owned subsidiary of STID, is a limited liability company incorporated in Hong Kong on September 2, 2016.

On November 1, 2017, Jingmen Zhanyu Agriculture Company Limited (“JWAC”), a subsidiary of STHK, was incorporated as a wholly foreign owned entity in the PRC.

Hubei Chenyuhui Agriculture Technology Company Limited (“HCAT”) is a PRC entity incorporated on October 30, 2012. It was acquired by JWAC on March 30, 2018; accordingly, HCAT became a wholly owned subsidiary of JWAC.

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited (“HHXT”) as its branch office.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred a net loss of $3,566,018 for the nine months ended September 30, 2019. As of September 30, 2019, the Company had an accumulated deficit of $16,209,852, working capital deficit of $19,834,526, and stockholders’ deficit of $12,215,258. The Company’s net cash used in operating activities for the nine months ended September 30, 2019 was $3,445,304.

These factors raise substantial doubt on the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan for the continued existence of the Company is dependent upon Management's ability to identify investment opportunities and develop those opportunities to generate profit. In addition, Management will need to continue to rely on certain related parties to provide funding for investment, working capital, and general corporate purposes. If Management is unable to execute its plan, the Company may become insolvent.

2. Summary of Significant Accounting Policies

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America. The Company maintains its general ledger and journals with the accrual method accounting.

Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates with the best information available, however, actual results could be materially different from those estimates.

Cash and cash equivalents

The Company considers cash equivalents to include all liquid investments purchased with original maturities of three months or less, as well as unencumbered bank deposits.

Accounts receivables

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written-off against allowances.

Inventories

Inventories consist of raw materials and finished goods are stated at the lower of cost or market value. The costs for finished goods include costs for materials, direct labor, inbound shipping, and allocated overhead. The Company applies the weighted average cost method to its inventory.

Advances and prepayments to suppliers

The Company makes advance payment to suppliers and vendors for the procurement of raw materials. Upon physical receipt and inspection of the raw materials from suppliers, the applicable amount is reclassified from “advances and prepayments” to “suppliers to inventory”.

Plant and equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is provided over their estimated useful lives, using the straight-line method. The Company typically applies a salvage value of 0% to 10%. The estimated useful lives of the plant and equipment are as follows:

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

Accounting for the impairment of long-lived assets

The Company performs reviews on its long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Impairment may be the result of becoming obsolete from a change in the industry, introduction of new technologies, or if the Company has inadequate working capital to utilize the long-lived assets to generate adequate profits. Impairment is present if the carrying amount of an asset is less than its expected future undiscounted cash flows.

If an asset is considered impaired, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less costs to sell.

Statutory reserves

Statutory reserves are referring to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and to expand production or operations. PRC laws prescribe that an enterprise operating at a profit must appropriate and reserve, on an annual basis, an amount equal to 10% of its profit. Such an appropriation is necessary until the reserve reaches a maximum, which is equal to 50% of the enterprise’s PRC registered capital.

Foreign currency translation

The accompanying financial statements are presented in United States dollars. The functional currencies of the Company are in Renminbi (RMB). The Company’s assets and liabilities are translated into United States dollars from RMB at year-end exchange rates, while its revenues and expenses are translated at the average exchange rate during the year. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

	2019	2018
Year end RMB: US$ exchange rate	7.13596	6.86555
Annual average RMB: US$ exchange rate	6.85154	6.78398

The RMB is not freely convertible into foreign currencies and all foreign exchange transactions must be conducted through authorized financial institutions.

Revenue recognition

The Company recognizes revenue when all the following criteria have been met: it has negotiated the terms of the transaction with the customer which includes setting a fixed sales price; it has transferred of possession of the product to the customer; the customer does not have the right to return the product; the customer is able to further sell or transfer the product onto others for economic benefit without any other obligation to be fulfilled by the Company; and the Company is reasonably assured that funds have been or will be collected from the customer. The Company's amount of revenue recognized in the books reflects the value of goods invoiced, net any value-added tax (VAT) or excise tax.

Advertising

All advertising costs are expensed as incurred.

Shipping and handling

All outbound shipping and handling costs are expensed as incurred.

Research and development

All research and development costs are expensed as incurred.

Retirement benefits

Retirement benefits in the form of mandatory government sponsored defined contribution plans are charged to either expenses as incurred or allocated to inventory as part of overhead.

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

4. Plant and Equipment

	2019	2018
At Cost:
Machinery and equipment	$499,958	$515,729
Vehicle	183,102	195,641
Building	59,511	199,654
Furniture and fixtures	273,807	270,067
	$1,016,378	$1,181,091

Less: Accumulated depreciation	(392,106)	(285,818)

	$624,272	$895,273

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $121,527 and $138,280, respectively.

5. Intangible Assets

	2019	2018
At Cost:
Land use rights	2,440,875	2,532,992
Software licenses	8,001	5,718
Trademark	7,186	4,447
Patents	21,020	21,813
	$2,477,082	$2,564,970

Less: Accumulated amortization	(194,336)	(151,144)

	$2,282,746	$2,413,826

Amortization expense for the nine months ended September 30, 2019 and 2018 was $50,710 and $51,064, respectively.

6. Bank Loans

The Company had outstanding short-term loans with following financial institutions as detailed in the table below:

Lender	Due Date	Interest rate	2019	2018
Bank of Communications – Jinmen Branch	3/21/2019	10.50%		$261,763
Bank of Communications – Jinmen Branch	3/31/2020	6.09%	$140,135	-
			$140,135	$261,763

The loans from Bank of Communications are guaranteed by Hubei Jinzhuan Guarantee Corporation Limited.

7. Related Party Transactions

At September 30, 2019 and December 31, 2018, the Company lent funds to the following related parties; these loans were unsecured and non-interest bearing.

Entity	2019	2018	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$642	$74	Common Control
Hubei Ruizhe Agricultural Co., Ltd.	$609	-	Common Control
Desheng Chen	-	$5,480	Relative to CEO
Xiangyi Yang	-	-	Relative to CEO
Hubei Chenyuhui Retail Store	$53,546	$40,152	Common Control
Jingmen Xintai Asset Management Co., Ltd.	-	$275	Relative to CEO
Jinmen Xintai Cultural Development Co., Ltd	-	$30,479	Common Control
Jingmen Xinxin Cultural Development Co., Ltd.	-	-	Common Control
Total	$54,797	$76,460

At September 30, 2019 and December 31, 2018, the Company owed funds to the following related parties These advances were unsecured and non-interest bearing and due on demand:

Entity	2019	2018	Relationship
Jinmen Xintai Vegetable Cultivation Professional Cooperative	$111,121	$4,616	Common Control
Jinmen Quntai Agriculture Technology Corporation	$21,216	$13,975	Common Control
Jinmen Shanzhiwei Chuqin Livestock Professional Cooperative	$359,560	-	Common Control
Hubei Chenyuhui Retail Store	$89,297	$45,892	Common Control
Jinmen Yutai Agricultural Technology Corporation	$40,866	$28,881	Common Control
Hua Zhang	$18,741,148	$16,868,121	Chief Executive Officer
Zhangzhi Yu	$7,007	-	Vice Manager
Xuebing Ma	$219,131	$73,270	Relative to CEO
Total	$19,589,346	$17,034,755

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

The Company’s subsidiary formed in the British Virgin Islands is not subject to tax on its income or capital gains. In addition, upon payments of dividends by the Company to its shareholders, no withholding tax is imposed.

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

The Company’s two subsidiaries incorporated in the PRC has unused net operating losses (“NOLs”) available to carry forward to future years for PRC income tax reporting purposes up to five years. The Company recorded a deferred tax asset in the amount of $0 at September 30, 2019.

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

9. Commitments

The Company enters into land leases with rural townships to grow agricultural products. The contracts are entered into and paid on a year to year basis. The Company does have any non-cancelable lease agreements.

Pledges

The Company had provided unconditional guarantees to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative for loans provided to certain related parties. At September 30, 2019 and December 31, 2018, the outstanding loans balances owed to Hubei Shayang Rural Bank and Shayang District Li City Rural Credit Cooperative were $856,950 and $403,629. The maximum amount of loss if the related parties become insolvent would be $856,950 and $403,629.

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

The Company has procured environmental licenses required by the PRC government. The Company owns a water treatment facility to process water used in its production process. The Company also has secured channels to safely transport wastes off production sites. Also, the Company is covered by insurance for environmental-related damages.

E.	Inflation Risk

Management monitors changes in price levels. Historically inflation has not materially affected the Company’s financial statements. However, significant increases in the price of raw materials and labor that cannot be passed to the Company’s customers could adversely affect the Company’s results of operations.

11. Subsequent Events

The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence with respect to conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence with respect to conditions that did not exist at the date of the balance sheet but arose subsequent to that date. The Company has evaluated subsequent events from September 30, 2019 through the date the financial statements were available to be issued and has determined that there are not any material subsequent events that require disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview

ADVECO GROUP INC. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on September 20, 2016. The Company did not have operations that generated revenues and positive cash flows. However, the Company’s management was actively seeking and reviewing investment opportunities.

On March 22, 2018, the Company filed a Certificate of Amendment with the State of Nevada to increase its authorized shares to 2,000,000,000.

On May 9, 2018, the Company entered into a share exchange agreement with Sunny Taste Group Inc. (“STGI”) and its shareholders Zhang Hua, Chen Hao Development Co., Ltd., and Shengjie Development Co., Ltd. (collectively, the “Sunny Shareholders”). According to the share exchange agreement, the Company issued an additional 427,568,548 shares of its common stock in exchange for all of the STGI shares held by the Sunny Shareholders. This transaction has been accounted for as a reverse takeover transaction and a recapitalization of the Company, whereby the Company, the legal acquirer, is the accounting acquiree, and STGI, the legal acquiree, is the accounting acquirer.

Sunny Taste Group Inc. (“STGI”) is a limited liability investment holding company incorporated in the British Virgin Islands on August 24, 2017. Its primary business activities are conducted through its wholly owned subsidiaries in Hubei province of the People’s Republic of China (“PRC”). The Company primarily grows and sells a variety of agricultural products to local customers.

Sunny Taste International Development Co., Ltd. (“STID”), a wholly owned subsidiary of STGI, is a limited company incorporated in the British Virgin Islands on August 24, 2017.

Sunny Taste (Hong Kong) Co., Limited (“STHK”), a wholly owned subsidiary of STID, is a limited liability company incorporated in Hong Kong on September 2, 2016.

On November 1, 2017, Jingmen Zhanyu Agriculture Company Limited (“JWAC”), a subsidiary of STHK, was incorporated as a wholly foreign owned entity in the PRC.

Hubei Chenyuhui Agriculture Technology Company Limited (“HCAT”) is a PRC entity incorporated on October 30, 2012. It was acquired by JWAC on March 30, 2018.

On April 28, 2017, HCAT registered Hubei Hongxintai Agriculture Company Limited (“HHXT”) as its branch office.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Revenues

During the three-month period ended September 30, 2019, we have generated $752,528 in revenue compared to $583,745 during the three-month period ended September 30, 2018. Such increase was mainly due to the Company’s increased sales in pork and fruits.

Cost of Revenues

We have incurred $613,199 and $492,054 in cost of revenues for the three months ended September 30, 2019 and 2018, respectively. The increase in cost of revenues was in line with the Company’s increase in revenues.

Selling and Marketing Expenses

During the three months ended September 30, 2019, we have incurred $234,872 in selling and marketing expenses, compared to $146,169 during the three months ended September 30, 2018. The increase in selling and marketing expenses was primarily due to Company’s increased expense in paying salaries.

General and Administrative Expenses

During the three months ended September 30, 2019, we have incurred $1,327,155 in general and administrative expenses, compared to that of $698,643 during the three months ended September 30, 2018. The increase in general and administrative expenses was due to Company’s increased payments in salaries while recognizing more write-offs of current accounts for the three months ended September 30, 2019.

Net Loss

Our net loss for the three months ended September 30, 2019 was $1,356,088, compared to $964,075 for the three months ended September 30, 2018.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenues

During the nine-month period ended September 30, 2019, we have generated $1,742,655 in revenue, compared to $818,242 during the nine-month period ended September 30, 2018. Such increase was mainly due to the Company’s increased sales in pork and fruits.

Cost of Revenues

We have incurred $1,496,095 and $655,459 in cost of revenues for the nine months ended September 30, 2019 and 2018 respectively. The increase in cost of revenues was in line with the Company’s increase in revenues.

Selling and Marketing Expenses

During the nine months ended September 30, 2019, we have incurred $711,296 in selling and marketing expenses, compared to $330,576 during the nine months ended September 30, 2018. The selling and marketing expenses primarily consisted of salary expenses, advertisement expenses and depreciation. The increase in selling and marketing expenses was primarily due to paying more salaries.

General and Administrative Expenses

During the nine months ended September 30, 2019, we have incurred $3,377,560 in general and administrative expenses, compared to $3,017,613 during the nine months ended September 30, 2018. The general and administrative expenses mainly consist salary expenses, bad debt expenses and professional fees. The increase in general and administrative expenses was due to the Company’s increased payments in salaries while recognizing more write-offs of current accounts.

Net Income

Our net loss for the nine months ended September 30, 2019 was $3,566,018, compared to $3,409,855 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Working capital	September 30, 2019	December 31, 2018
Total current assets	$1,647,480	$1,127,648
Total current liabilities	$21,482,006	$18,558,803
Working capital surplus/(deficiency)	$(19,834,526)	$(17,431,155)

Total stockholders’ equity for the nine-month period ended September 30, 2019 and the year ended December 31, 2018 $(12,215,258) and $(9,106,972), respectively. To date, we have financed our operations primarily from either advances from related parties or the Company’s issuance of equity and debt instruments.

We expect that working capital requirements will continue to be funded through a combination of advances from related parties and the Company’s issuance of equity and debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

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

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(3,445,304)	$(2,940,252)
Net cash provided by (used in) investing activities	246,649	(878,491)
Net cash provided by financing activities	3,194,808	3,682,965
Net decrease in cash and cash equivalents	(3,848)	(135,778)
Effect on foreign currency translation on cash and cash equivalents	1,052	(3,564)
Cash and cash equivalents at the beginning of period	33,340	155,244
Cash and cash equivalents at the end of period	$28,441	$15,902

Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities was $3,445,304 consisting of a net loss of $3,566,018, amortization and depreciation expenses of $172,237, an increase in accounts and other receivables of $84,088, an increase in inventory of $316,404, an increase in prepayments and other current assets of $207,135, and an increase in payables and other current liabilities of $556,104. Net cash used in operating activities for the nine-month period ended September 30, 2018 was $2,940,252 consisting of a net loss of $3,409,855, amortization and depreciation expenses of $189,344, a decrease in accounts and other receivables of $426,388, an increase in inventory of $105,906, an increase in prepayments and other current assets of $171,076, and an increase in payables and other current liabilities of $130,853.

Investing Activities

Net cash provided by investing activities for the nine-month period ended September 30, 2019 was $246,649 consisting of a compensation of plant and equipment and construction in progress of $293,399 and a purchase of intangible assets of $46,750. Net cash used in purchasing fixed assets for the nine-month period ended September 30, 2018 was $878,491 as purchase price of a plant, purchase price of equipment, and expenses involved for constructions in progress.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2019 was $3,194,808 consisting of a repayment of borrowings of $116,762 and an increase in related party balances of $3,311,570. Net cash provided by financing activities for the nine-month period ended September 30, 2018 was $3,682,965 consisting of a repayment of borrowings of $448,730 and an increase in related party balances of $4,131,695.

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

	2019	2018
Year end RMB: US$ exchange rate	7.13596	6.86555
Annual average RMB: US$ exchange rate	6.85154	6.78398

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company..

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuance of options or shares, registered or not, during nine-month period ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the period covered by this report on Form 10-Q.

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

ADVECO GROUP INC.

Dated: November 14, 2019	By:	/s/ Cheung Wa
Cheung Wa
Chairman of the Board of Directors

